Form 10-Q
period 2021-09-30
Mountain Crest Acquisition Corp. V
filed 2021-12-23
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41062

MOUNTAIN CREST ACQUISITION CORP. V
(Exact name of registrant as specified in its charter)

Delaware	86-1768041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 West 43rd Street, 12th Floor, New York, NY 10036
(Address of Principal Executive Offices, including zip code)

(646) 493-6558
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MCAG	The Nasdaq Stock Market LLC
Rights	MCAGR	The Nasdaq Stock Market LLC
Units	MCAGU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of December 23, 2021, there were 9,025,900 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Balance Sheet (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

Item 4.	CONTROLS AND PROCEDURES	15

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	16

Item 1A.	RISK FACTORS	16

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

Item 3.	DEFAULTS UPON SENIOR SECURITIES	16

Item 4.	MINE SAFETY DISCLOSURES	16

Item 5.	OTHER INFORMATION	16

Item 6.	EXHIBITS	17

PART III – SIGNATURES		18

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mountain Crest Acquisition Corp. V

CONDENSED BALANCE SHEET

September 30, 2021

(UNAUDITED)

ASSETS

ASSETS
Current asset - cash	$25,000
Deferred offering costs	98,590
TOTAL ASSETS	$123,590

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Accrued expenses	$2,200
Accrued offering costs	18,298
Promissory note – related party	80,292
TOTAL LIABILITIES	100,790

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 1,725,000 issued and outstanding(1)	173
Additional paid-in capital	24,827
Accumulated deficit	(2,200)
Total stockholder’s equity	22,800

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$123,590

(1)	On November 2, 2021, the Company declared a 20% stock dividend on each insider share thereby increasing the number of issued and outstanding shares from 1,437,500 to 1,725,000 (up to 225,000 of which are subject to forfeiture if the underwriters' over-allotment option is not exercised in full or in part). The stock dividend was considered in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	April 8, 2021 (inception) Through September 30,
	2021	2021
Operating and formation costs	$1,200	$2,200
Loss from operations	(1,200)	(2,200)

Net loss	$(1,200)	$(2,200)

Weighted average shares outstanding, basic and diluted(1)	1,500,000	1,500,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

(1)	On November 2, 2021, the Company declared a 20% stock dividend on each insider share thereby increasing the number of issued and outstanding shares from 1,437,500 to 1,725,000 (up to 225,000 of which are subject to forfeiture if the underwriters' over-allotment option is not exercised in full or in part). The stock dividend was considered in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

Mountain Crest Acquisition Corp. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM April 8, 2021 THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total
	Common Shares		paid-in	Accumulated	Stockholder’s
	Shares	Amount	capital	Deficit	Equity
Balance – April 8, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor(1)	1,725,000	173	24,827	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – June 30, 2021	1,725,000	173	24,827	$(1,000)	$24,000

Net loss	—	—	—	(1,200)	(1,200)

Balance – September 30, 2021	1725,000	$173	$24,827	$(2,200)	$22,800

(1)	On November 2, 2021, the Company declared a 20% stock dividend on each insider share thereby increasing the number of issued and outstanding shares from 1,437,500 to 1,725,000 (up to 225,000 of which are subject to forfeiture if the underwriters' over-allotment option is not exercised in full or in part). The stock dividend was considered in substance a recapitalization transaction, which was recorded and presented retroactively (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM April 8, 2021 THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	2,200
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Net cash provided by financing activities	25,000

Net Change in Cash	25,000
Cash – beginning of period	—
Cash – end of period	$25,000

Non-Cash investing and financing activities:
Offering costs paid through promissory note – related party	$80,292
Deferred offering costs included in accrued offering costs	$18,298

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Mountain Crest Acquisition Corp. V (the “Company”) is a newly organized blank check company that was incorporated in Delaware on April 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on private companies in North America and Asia Pacific regions (excluding mainland China, Hong Kong, or Macau) that have positive operating cash flow or compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2021. On November 16, 2021, the Company consummated the Initial Public Offering of 6,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the Public Shares at $10.00 per Unit, generating gross proceeds of $60,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Global Holdings LLC (the “Sponsor”) generating gross proceeds of $2,050,000, which is described in Note 4.

Transaction costs amounted to $4,640,361 consisting of $1,200,000 of underwriting fees, $1,800,000 of deferred underwriting fees and $1,640,361 of other offering costs (which includes $1,383,617 of representative shares at fair value, see Note 6).

Following the closing of the Initial Public Offering on November 16, 2021, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

On November 18, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 18,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $180,000. A net total of $9,000,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $69,000,000 (see Note 8).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and net of amounts previously released to the Company to pay its tax obligations) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

(UNAUDITED)

Note 1 — Description of Organization and Business Operations (Cont.)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commission the Company will pay to the underwriters (as discussed in Note 6).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Insider Shares (as defined in Note 4), Private Shares (as defined in Note 4) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Sponsor has agreed to (i) waive its redemption rights with respect to Insider Shares, Private Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination and (ii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Sponsor will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period (defined below).

The Company will have until November 16, 2022 (or until May 16, 2023 if the Company has executed a definitive agreement for a Business Combination by November 16, 2022 but has not completed the Business Combination by such date) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination prior to November 16, 2022, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of 18 months to complete a Business Combination (the “Combination Period”).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

(UNAUDITED)

Note 1 — Description of Organization and Business Operations (Cont.)

The Sponsor has agreed to waive its liquidation rights with respect to the Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 16, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this data, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 16, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 16, 2022.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements as of September 30, 2021 and for the period from April 8, 2021 (inception) through September 30, 2021 and for the three month period ended September 30, 2021, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from April 8, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or any future period.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2021, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (Cont.)

Deferred Offering Costs

Deferred offering costs will consist of direct costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholder’s equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. At September 30, 2021, the Company has incurred $98,590 of deferred offering costs.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheet, primarily due to their short term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

(UNAUDITED)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering which closed on November 16, 2021, the Company sold 6,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit will consist of one share of common stock and one right (“Public Right”). Each Public Right will entitle the holder to receive one-tenth of one share of common stock at the closing of a Business Combination (see Note 7). On November 18, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, on November 16, 2021, the Sponsor purchased an aggregate of 205,000 Private Placement Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,050,000, in a private placement. In connection with the underwriters’ full exercise of their over-allotment option, on November 18, 2021, the Company also consummated the sale of an additional 18,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $180,000. Each Private Unit consists of one share of common stock (“Private Share”) and one right (“Private Right”). Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The proceeds from the Private Placement Units were be added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Insider Shares

On April 8, 2021, the Company issued 1,437,500 shares of common stock (the “Insider Shares”) to the Sponsor for an aggregate purchase price of $25,000. The 1,437,500 Insider Shares included an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). In connection with the increase in the size of the Initial Public Offering on November 2, 2021, the Company declared a 20% stock dividend on each Insider Share thereby increasing the number of issued and outstanding Insider Share to 1,725,000, including up to an aggregate of 225,000 shares of common stock subject to forfeiture by the insiders to the extent that the underwriters’ over-allotment option was not exercised in full or in part. The stock dividend was considered in substance a recapitalization transaction, which was recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, a total of 225,000 Insider Shares are no longer subject to forfeiture.

Promissory Note – Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the completion of the closing of the Initial Public Offering. As of September 30, 2021, there was $80,292 outstanding under the Note. The Note was paid in full on November 16, 2021.

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

(UNAUDITED)

Note 6 — Commitments & Contingencies

Professional Fee

The Company paid legal counsel a retainer of $25,000 upon filing the registration statement and $100,000 upon the closing of the Initial Public Offering and agreed to pay $50,000 upon closing of a Business Combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments. On November 18, 2021, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 900,000 Units at a price of $10.00 per Public Share (see Note 8).

The Company paid an underwriting fee of $0.20 per Unit, or $1,380,000, in total which includes the fee due upon the full exercise of the underwriters’ over-allotment option.

The underwriters are entitled to a deferred fee of $0.30 per unit, or $2,070,000 due to the option to fully exercise their overallotment on November 18, 2021, in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

On November 16, 2021, the Company issued to the underwriter and/or its designees 177,900 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholder’s equity. The Company estimated the fair value of Representative Shares to be $1,383,617 based upon the offering price of the shares of $7.78 per share. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Note 7 — Stockholder’s Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At May 27, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which up to an aggregate of 187,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Sponsor would own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). In connection with the increase in the size of the offering, on November 2, 2021, the Company declared a 20% stock dividend on each Insider Share thereby increasing the number of issued and outstanding Insider Shares to 1,725,000, including up to an aggregate of 225,000 shares of common stock subject to forfeiture by the insiders to the extent that the underwriters’ over-allotment option was not exercised in full or in part. According to ASC 260-10-55, the stock dividend was considered in substance a recapitalization transaction, which was recorded and presented retroactively.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2021

(UNAUDITED)

Note 7 — Stockholder’s Equity (Cont.)

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination.

Note 8 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than as described herein and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On November 2, 2021, the Company declared a 20% stock dividend on each Insider Share thereby increasing the number of issued and outstanding Insider Share to 1,725,000.

On November 16, 2021, the Company consummated the Initial Public Offering of 6,000,000 Units generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 205,000 Private Units at a price of $10.00 per Private Unit in a private placement to Mountain Crest Global Holdings LLC (the “Sponsor”), generating gross proceeds of $2,050,000.

Transaction costs amounted to $4,640,361 consisting of $1,200,000 of underwriting fees, $1,800,000 of deferred underwriting fees and $1,640,361 of other offering costs (which includes $1,383,617 of representative shares at fair value See Note 6). A total of $60,000,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $60,000,000.

On November 16, 2021, $83,571 outstanding on the Note was paid in full.

On November 18, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 18,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $9,180,000.

Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $450,000, consisting of $180,000 in cash underwriting fees and $270,000 of deferred underwriting fees. A total of $9,000,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $69,000,000.

As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 225,000 Insider Shares are no longer subject to forfeiture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mountain Crest Acquisition Corp. V. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mountain Crest Global Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Mountain Crest Acquisition Corp. V (the “Company”) was incorporated in Delaware on April 8, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 1 to the financial statements. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the period April 8, 2021 (inception) through September 30, 2021, we had a net loss of $2,200, which consists of operating costs of $1,000 and estimated franchise taxes of 1,200.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 16, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this data, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 16, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 16, 2022.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2021. On November 16, 2021, the Company consummated the Initial Public Offering of 6,000,000 units (the “Units”) generating gross proceeds of $60,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Global Holdings LLC (the “Sponsor”), generating gross proceeds of $2,050,000.

Transaction costs amounted to $4,640,361 consisting of $1,200,000 of underwriting fees, $1,800,000 of deferred underwriting fees and $1,640,361 of other offering costs (which includes $1,383,617 of representative shares at fair value. Following the closing of the Initial Public Offering on November 16, 2021, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”).

On November 18, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 18,000 Private Units at $10.00 per Private Unit, generating total proceeds of $180,000. A total of $9,000,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $69,000,000.

For the period April 8, 2021 (inception) through September 30, 2021, there was no cash used in operating activities.

For the period April 8, 2021 (inception) through September 30, 2021, we had no marketable securities held in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $25,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. Upon the closing of the Initial Public Offering, we had $610,839 held outside of the Trust Account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the period April 8, 2021 (inception) through September 30, 2021, the Company has not incurred any amounts under this arrangement.

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $2,070,000 (which includes the deferred portion of the fee attributable to the underwriters’ partial exercise of the overallotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs will consist of direct costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholder’s equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. At September 30, 2021 the Company has incurred $98,590, of deferred offering costs.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. The Company did not maintain sufficient financial statement review and approval controls that resulted in adjustments to the financial statements to properly accrue for franchise taxes based on the outstanding shares and assets of the Company as of September 30, 2021 and disclosures regarding substantial doubt about the Company’s ability to continue as a going concern, which due to the impacts on our financial statements, we determined to be a material weakness.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected except for the previously mentioned material weakness, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on November 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on November 12, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2021, the Company consummated its initial public offering (the “IPO”) of 6,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and one right (“Right”) to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments (the “Over-Allotment Option Units”). The SEC declared the registration statement effective on November 12, 2021. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Mountain Crest Global Holdings LLC of 205,000 units (the “Private Units”), generating total proceeds of $2,050,000.

On November 18, 2021, the underwriters exercised the over-allotment option in full and the Company issued the Over-Allotment Option Units to the underwriters. The total aggregate issuance by the Company of the Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $9,000,000. On November 18, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 18,000 Private Units, generating gross proceeds of $180,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Units are identical to the Public Units sold in the Initial Public Offering.

A total of $69,000,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on November 16, 2021 and November 18, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,380,000 underwriting discounts and commissions and $1,640,361 for other offering costs and expenses (which includes $1,383,617 of representative shares at fair value) related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,070,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 12, 2021, by and between the Company and Chardan Capital Markets, LLC. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Rights Agreement, dated November 12, 2021, by and between Continental Stock Transfer & Trust Company and the Company. (1)

10.1	Letter Agreement, dated November 12, 2021, among the Company and the Company’s officers, directors and Initial Stockholders. (1)

10.2	Investment Management Trust Agreement, dated November 12, 2021, by and between Continental Stock Transfer & Trust Company and the Company. (1)

10.3	Stock Escrow Agreement, dated November 12, 2021, among the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.4	Registration Rights Agreement, dated November 12, 2021, by and between the Company and Initial Stockholders. (1)

10.5	Indemnity Agreement, dated November 12, 2021, by and among the Company and the directors and officers of the Registrant. (1)

10.6	Subscription Agreement, dated November 12, 2021, by and between the Company and Mountain Crest Global Holdings LLC. (1)

10.7	Administrative Service Agreement, dated November 12, 2021, by and between the Company and Mountain Crest Global Holdings LLC. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 18, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Date: December 23, 2021	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)