Form 10-K
period 2021-12-31
Mountain Crest Acquisition Corp. V
filed 2022-03-31
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40418

MOUNTAIN CREST ACQUISITION CORP. V

(Exact name of registrant as specified in its charter)

Delaware	86-2435859
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

311 West 43rd Street, 12th Floor New York, NY (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number, including area code:   (646) 493-6558

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one right to acquire 1/10 of one share of Common Stock	MCAGU	The Nasdaq Stock Market LLC
Rights included as part of the units	MCAGR	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	MCAG	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Auditor PCAOB ID Number:1195                    Auditor Name: UHY LLP                    Auditor Location: New York, New York

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2022 was 9,025,900, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOUNTAIN CREST ACQUISITION CORP. V

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to MOUNTAIN CREST ACQUISITION CORP. V

Introduction

We are a blank check company formed under the laws of the State of Delaware on April 8, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in North America and Asia Pacific regions (excluding China). We shall not undertake our initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau). At the time of preparing this annual report, we have not identified any specific business combination, nor has anyone on our behalf initiated or engaged in any substantive discussions, formal or otherwise, related to such a transaction. As of the date of this annual report, all of our directors and officers serve in management positions for Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) and Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF), all of which are special purpose acquisition companies incorporated in Delaware. Our efforts to date are limited to organizational activities related to the Company’s IPO.

Our Sponsor and Competitive Advantages

Our sponsor, Mountain Crest Global Holdings LLC, is controlled by Dr. Suying Liu, our Chairman, Chief Executive Officer and Chief Financial Officer, who has accumulated broad industry expertise and transaction experience from investing in and operating diverse businesses.

In November 2019, Dr. Suying Liu co-founded Mountain Crest Acquisition Corp (“MCAC”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu served as the Chairman and Chief Executive Officer of MCAC. MCAC completed its initial public offering in June 2020, in which it sold 5,749,800 units, each consisting of one share of MCAC common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $57,498,000. On October 1, 2020, MCAC announced that it had entered into a definitive agreement with Playboy Enterprises, Inc. (“Playboy”), owner of one of the largest and most recognizable lifestyle brands in the world. On February 9, 2021, MCAC announced that in a special meeting of stockholders held on the same day, its stockholders voted to approve its proposed business combination with Playboy. The business combination was closed on February 10, 2021. As part of the consummation of the business combination, MCAC changed its name to “PLBY Group, Inc.” The combined company began trading on February 11, 2021, on Nasdaq Global Market under the new ticker symbol “PLBY”.

In July 2020, Dr. Suying Liu co-founded Mountain Crest Acquisition Corp. II (“MCAD”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu served as the Chairman and Chief Executive Officer of MCAD. MCAD completed its initial public offering in January 2021, in which it sold 5,750,000 units, each consisting of one share of MCAD common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $57,500,000. On April 7, 2021, MCAD announced that it had entered into a definitive agreement with Better Therapeutics, Inc. (“Better”), an innovative platform for the development of prescription digital therapeutics for the treatment of diabetes, heart disease, and other cardiometabolic conditions. On October 27, 2021, MCAD announced that in a special meeting of stockholders held on the same day, its stockholders voted to approve its proposed business combination with Better. The business combination was closed on October 28, 2021. As part of the consummation of the business combination, MCAD changed its name to “Better Therapeutics, Inc.” The combined company began trading on October 29, 2021, on Nasdaq Capital Market under the new ticker symbol “BTTX”.

In March 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. III (“MCAE”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAE. MCAE completed its initial public offering in June 2021, in which it sold 5,417,193 units, each consisting of one share of MCAE common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $54,171,930. On January 27, 2022, MCAE entered into a certain agreement and plan of merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among MCAE, Etao International Group, a Cayman Islands corporation (“Etao”), and Wensheng Liu, in his capacity as the Etao shareholders’ representative. Etao is a digital healthcare group providing telemedicine, hospital care, primary care, pharmacy and health insurance covering all life stages of patients.

Further, in March 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. IV (“MCAF”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAF. MCAF completed its initial public offering in July 2021, in which MCAF sold 5,750,000 units, each consisting of one share of MCAF common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $57,500,000. As of the date of this annual report, MCAF is in search of business combination targets.

We believe that our team’s expertise and experience in structuring complex transactions, accessing the capital markets, and leading special purpose acquisition corporations, combined with our extensive relationships through a network of advisors and affiliates, will make us a partner of choice for potential business combination targets. We intend to focus our efforts on evaluating business combination targets by leveraging our connections with a variety of family offices, investment funds, and operating businesses. We expect to also take advantage of our sponsor’s extended network with Asian consumer markets by enabling potential business combination targets producing quality products in North America to tap into such consumer demand abroad.

Our Board of Directors and Management

Our board of directors and management consist of experienced deal makers, operators, and investors.

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since April 2021. Dr. Liu has been a director of Better Therapeutics Inc. (Nasdaq: BTTX) since it closed its business combination with Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) in October 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II from July 2020 until it closed its business combination with Better Therapeutics Inc. He has been serving as the Chairman, Chief Executive Officer, and Chief Financial Officer of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) since March 2021. He also has been serving as the Chairman, Chief Executive Officer, and Chief Financial Officer of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Dr. Liu was a director of PLBY Group, Inc. (Nasdaq: PLBY) from the closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp from November 2019 until it closed its business combination with PLBY Group, Inc. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021, and served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He has been serving as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) since March 2021. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. A veteran in the oil and gas industry with over 30 years of professional experience, Mr. Haight currently serves as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc., which he joined in June 2020. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Epic Companies filed for bankruptcy in August 2019. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

Dr. Todd Milbourn has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021, and served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He has been serving as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) since March 2021. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since April 2021. Dr. Milbourn is the Vice Dean and Hubert C. and Dorothy R. Moog Professor of Finance at Washington University Olin Business School, where he has researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings since June 2000. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021, and served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He has been serving as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) since March 2021. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

Acquisition Strategy

 Our goal is to identify and acquire a business with untapped opportunity for building a public company. We believe that our management’s and directors’ experiences, from evaluating assets through investing and company building, will enable us to source and execute a business combination with high-quality targets. Our selection process will leverage the relationships of our board with leading venture capitalists, private equity and hedge fund managers, respected peers, and our network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance after our initial business combination.

In particular, we intend to focus our search for an initial business combination on private companies in North America and Asia Pacific regions (excluding China) that have positive operating cash flow or compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. We shall not undertake our initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau). Our selection process is expected to leverage our board’s deep and broad network of relationships, industry expertise and deal sourcing capabilities to provide us with a strong pipeline of potential targets. We expect to distinguish ourselves with our ability to:

●	Leverage our Extensive Network of Relationships to Create a Unique Pipeline of Acquisition Opportunities. We believe the combination of our sponsor’s experience in structuring complex transactions and our ability to access the network of relationships of our board with family offices, corporate executives, founders, family-owned businesses and private equity firms, will enable us to identify and evaluate suitable target businesses in the areas that we deem appropriate.

●	Employ Rigor to the Process of Identifying Target Companies and Acquiring a Business that Will be Well-Received by the Public Markets. We believe our board’s strong transaction track record, together with their experience in investing in both the private and public markets, will provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.

●	Capitalize on Our Strategic Position Bridging High-Quality North American Production and Extensive Asian Consumer Demand. We believe the access that our board has to North American private companies producing quality products but lacking distribution, especially to Asian consumers, presents an enormous opportunity when we bring such market channels to these potential business combination targets. Our sponsor’s relationships with Asian consumer markets will allow us to create further synergies with target companies in addition to expanded capital and production capacities.

Investment Criteria

We intend to focus on companies that possess under-researched and underappreciated asset(s) poised for significant growth once capitalized.

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	have a scientific or other competitive advantage in the markets;

We intend to seek target companies that have significant competitive advantages and underexploited expansion opportunities that can benefit from access to additional capital as well as our industry relationships and expertise.

●	are ready to be public, with strong management, corporate governance and reporting policies in place;

We will seek to identify companies with strong and experienced public-ready management teams. Specifically, we will look for management teams that have a proven track record of value creation for their stockholders. We will seek to partner with a potential target’s management team and expect that the operating and investment abilities of our executive team and board will complement their own capabilities.

●	will likely be well received by public investors and are expected to have good access to the public capital markets;

We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth.

●	are private equity fund portfolio companies or entities held by non-traditional investors in North America, especially in the U.S.;

According to Pitchbook Data, Inc., U.S. private equity funds raised more than $1.8 trillion from 2006 through 2016 in over 2,700 different funds. As they seek liquidity, particularly in older-vintage portfolios, we believe that there will be a considerable number of portfolio companies available for sale from these private equity firms in the coming years that would benefit from public listings. Additionally, non-traditional control investors such as financial institutions, banks, non-bank lenders, or hedge funds, who do not typically hold and manage private operating assets, may be anxious to divest their non-core holdings. In the event that those types of investors are liquidating or experiencing other pressures, they may need to divest certain holdings.

●	have significant embedded and/or underexploited growth opportunities that our team is uniquely positioned to identify and monetize;

We intend to seek target companies that have significant and underexploited expansion opportunities. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions.

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market;

We will seek target companies which exhibit value or other characteristics that we believe have been overlooked or misevaluated by the marketplace based on our company-specific analyses and due diligence. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of current or future earnings, corporate governance, customers, material contracts, and the industry and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

●	will offer attractive risk-adjusted equity returns for our stockholders.

We intend to seek to acquire a target on terms and in a manner that leverage our capital markets and transaction management experience. We expect to evaluate a company based on its potential to successfully commercialize its product(s), both new and under development. We also expect to evaluate financial returns based on opportunities for follow-on acquisitions and other value-creation initiatives. Potential upside, for example, from the growth in the target business’s earnings or an improved capital structure will be weighed against any identified downside risks.

Effecting Our Initial Business Combination

We will have until 12 months from the closing of the Company’s IPO to consummate our initial business combination, provided that we will have 15 months from the closing of the Company’s IPO to consummate our initial business combination (without the need for our insiders or their affiliates to elect a three-month extension) if we have executed a definitive agreement for an initial business combination within 12 months from the closing of the Company’s IPO but have not consummated the initial business combination within such 12-month period. In addition, if we anticipate that we may not be able to consummate our initial business combination within 12 months, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional 3 months each time (provided that if we have executed a definitive agreement for an initial business combination within 12 months from the closing of the Company’s IPO, we will have 15 months from the closing of the Company’s IPO to consummate our initial business combination (without the need for our insiders or their affiliates to elect a three-month extension) and we may only extend the time to complete an initial business combination one time for an additional three months) (for a total of up to 18 months to complete a business combination, provided that, pursuant to the terms of our amended and restated certificate of incorporation and certain trust agreement entered into between us and Continental Stock Transfer & Trust Company, the only way to extend the time available for us to consummate our initial business combination at the election of our insiders or their affiliates and in the absence of a definitive agreement is for our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $690,000 ($0.10 per share or an aggregate of $1,380,000) if our insiders or their affiliates elect to extend the period of time to consummate a business combination two times), on or prior to the 12 month or 15 month deadline. In the event that they elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the 12 month or 15 month deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Any tender offer documents used in connection with a business combination will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The initial per public share redemption or conversion price will be $10.00 per share, regardless of whether the over-allotment option is exercised. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Pursuant to the rules of the Nasdaq Stock Market, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the agreement to enter into the initial business combination. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $53,544,000 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or insiders. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant pre-existing fiduciary duties or contractual obligations.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Company’s IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or whether we will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company stockholders or a purchase of stock of the target company; however, Nasdaq rules would require us to obtain stockholder approval if we seek to issue shares representing 20% or more of our outstanding shares as consideration in a business combination. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our certificate of incorporation; however, Nasdaq rules would require us to obtain stockholder approval of such a transaction if we week to issue shares representing 20% or more of our outstanding shares as consideration.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will provide our stockholders with an opportunity to tender their shares to us pursuant to a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

In the event we allow stockholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or Nasdaq requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

●	permit stockholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide stockholders with the conversion rights described above upon completion of the initial business combination.

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 88% or more of the shares of common stock sold in our IPO exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount equal to 3.0% of the total gross proceeds raised in our IPO, any out-of-pocket expenses incurred by our insiders or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 12 months from the closing of our IPO (or 15 or 18 months if we have extended the period of time as described in the Company’s prospectus related to its IPO previously filed with the SEC (the “Prospectus”)) in order to be able to receive a portion of the trust account.

Our insiders, including our officers and directors, have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (3) not to sell any shares of common stock in any tender in connection with a proposed initial business combination.

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock.

If we seek stockholder approval of a business combination and if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, we or our insiders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.  No funds from the trust account can be released from the trust account prior to the consummation of a business combination to make such purchases (although such purchases could be made using funds available to us after the closing of a business combination). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Notwithstanding the foregoing, we or our insiders or their affiliates will not make purchases of shares of common stock if the purchases would violate Sections 9(a)(2) or 10(b) of the Exchange Act or Regulation M, which are rules that prohibit manipulation of a company’s stock, and we and they will comply with Rule 10b-18 under the Exchange Act in connection with any open-market purchases. If purchases cannot be made without violating applicable law, no such purchases will be made. The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Our insiders anticipate that they may identify the stockholders with whom our insiders or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our insiders or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account (initially $10.00 per share), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act), will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our IPO. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By not allowing a stockholder to convert more than 20% of the shares of common stock sold in our IPO, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders will have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate.

The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his or her shares is irrevocable once the business combination is approved.

Any request to convert such shares once made may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination within 12 months (or 15 months from the closing of our IPO (without the need for our insiders or their affiliates to elect a three-month extension) if we have executed a definitive agreement for an initial business combination within 12 months from the closing of the Company’s IPO but have not completed the initial business combination within such 12-month period) from the closing of this IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional 3 months each time (provided that if we have executed a definitive agreement for an initial business combination within 12 months from the closing of the Company’s IPO we may only extend the time to consummate an initial business combination one time for an additional three months) (for a total of up to 18 months to complete a business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of this annual report on Form 10-K, the only way to extend the time available for us to consummate our initial business combination at the election of our insiders or their affiliates and in the absence of a definitive agreement is for our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $690,000 ($0.10 per share or an aggregate of $1,380,000) if our insiders or their affiliates elect to extend the period of time to consummate a business combination two times), on or prior to the 12 month or 15 month deadline. In the event that they elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 12th or 15th or 18th month from the closing of the Company’s IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after the Company’s IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the Company’s IPO will execute such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third-party that refused to execute a waiver would be the engagement of a third-party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third-party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the Company’s IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months (or 15 or 18 months, as applicable) the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation; and

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors has fiduciary obligations to us requiring that he or she act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our obligation to pay the deferred underwriting commission to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay working capital loans that may be made to us by our insiders or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any shares issued to our insiders or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 311 West 43rd Street, 12th Floor, New York, NY 10036. The cost for this space is included in the $10,000 per-month fee payable to Mountain Crest Global Holdings LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have one executive officer. This individual is not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 311 West 43rd Street, 12th Floor, New York, NY 10036. The cost for this space is included in the $10,000 per-month fee payable to Mountain Crest Global Holdings LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “MCAGU” on November 12, 2021. The common stock and rights comprising the units began separate trading on Nasdaq on December 2, 2021, under the symbols “MCAG” and “MCAGR”, respectively.

Holders of Record

As of December 31, 2021, there were 7,381,022 of our shares of Common Stock issued and outstanding held by 2 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On November 16, 2021, the Company consummated its initial public offering (“IPO”) of 6,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and one right (“Right”) to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,050,000.

Subsequently, on November 16, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on November 18, 2021. The total aggregate issuance by the Company of 900,000 units at a price of $10.00 per unit resulted in total gross proceeds of $9,000,000. On November 18, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 18,000 Private Units, generating gross proceeds of $180,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $69,000,000 of the net proceeds from the sale of Units in the initial public offering (including the Over-Allotment Option Units) and the Private Placements on November 16, 2021 and November 18, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders.

As of December 31, 2021, a total of $69,000,843 was held in the trust account, $69,000,000 of which is the proceeds from the IPO and Private Placement and $843 of which was interest income generated by the proceeds in trust.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 8, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 8, 2021 (inception) through December 31, 2021, we had a net loss of $150,755, which consists of operating costs of $151,598, offset by interest income on investment held in the Trust Account of $843.

Liquidity and Capital Resources

On November 16, 2021, we consummated the Initial Public Offering of 6,000,000 Units and, with respect to the shares of common stock included in the Units sold, the Public Shares at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 205,000 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor generating gross proceeds of $2,050,000.

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

Following the full exercise of the over-allotment option, and the sale of the Private Units, a total of $69,000,000 was placed in the Trust Account. We incurred $5,090,361 consisting of $1,380,000 of underwriting fees, $2,070,000 of deferred underwriting fees and $1,640,361 of other offering costs.

For the period from April 8, 2021 (inception) through December 31, 2021, cash used in operating activities was $151,016. Net loss of $150,755 was affected by interest earned on marketable securities held in the Trust Account of $843. Changes in operating assets and liabilities provided $582 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $69,000,843 (including $843 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2021, we had cash of $474,538. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

We have until November 16, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 16, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation.

The underwriters are entitled to a deferred fee of $0.30 per unit, or $2,070,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 42% for the Public Shares and 58% for the non-redeemable shares for the period from April 8, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 31, 2022.

Name	Age	Position
Suying Liu	34	Chairman, Chief Executive Officer and Chief Financial Officer
Nelson Haight	57	Director
Todd Milbourn	53	Director
Wenhua Zhang	52	Director

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since April 2021. Dr. Liu has been a director of Better Therapeutics Inc. (Nasdaq: BTTX) since it closed its business combination with Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) in October 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II from July 2020 until it closed its business combination with Better Therapeutics Inc. He has been serving as the Chairman, Chief Executive Officer, and Chief Financial Officer of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) since March 2021. He also has been serving as the Chairman, Chief Executive Officer, and Chief Financial Officer of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Dr. Liu was a director of PLBY Group, Inc. (Nasdaq: PLBY) from the closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp from November 2019 until it closed its business combination with PLBY Group, Inc. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021, and served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He has been serving as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) since March 2021. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. A veteran in the oil and gas industry with over 30 years of professional experience, Mr. Haight currently serves as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc., which he joined in June 2020. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Epic Companies filed for bankruptcy in August 2019. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

Dr. Todd Milbourn has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021, and served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He has been serving as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) since March 2021. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Dr. Milbourn is the Vice Dean and Hubert C. and Dorothy R. Moog Professor of Finance at Washington University Olin Business School, where he has researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings since June 2000. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021, and served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He has been serving as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) since March 2021. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

Number and Terms of Office of Officers and Directors

Our board of directors has five members, three of whom are deemed “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dr. Todd Milbourn and Wenhua Zhang, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Nelson Haight, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Suying Liu, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officer may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Until the completion of our initial business combination with a target business, we are paying to Mountain Crest Global Holdings LLC, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that Nelson Haight, Dr. Todd Milbourn and Wenhua Zhang are “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Audit Committee

Our audit committee of the board of directors consists of Nelson Haight, Dr. Todd Milbourn and Wenhua Zhang, each of whom is an independent director. Dr. Todd Milbourn serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Dr. Todd Milbourn qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Our compensation committee of the board of directors consists of Nelson Haight, Dr. Todd Milbourn and Wenhua Zhang, each of whom is an independent director. Wenhua Zhang serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing and approving the compensation of all of our other executive officers;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Nelson Haight, Dr. Todd Milbourn and Wenhua Zhang will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

We may not have a compensation committee in place prior to the completion of our initial business combination. Any executive compensation matters that arise prior to the time we have a compensation committee in place will be determined by our independent directors. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. For example, all of our directors and officers currently serve in management positions for MOUNTAIN CREST ACQUISITION CORP. III (Nasdaq: MCAE) and Mountain Crest Acquisition Corp. V (Nasdaq: MCAG), all of which are special purpose acquisition companies incorporated in Delaware. Our directors and officers may continue to involve in the formation of other special purpose acquisition companies in the future. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, Mountain Crest Global Holdings LLC has agreed that the private units will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 12 months from the date of the Prospectus (or up to 18 months if we have extended the period of time to complete a business combination as described the Company’s Prospectus). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Suying Liu	Better Therapeutics Inc.	Healthcare	Director
	Mountain Crest Acquisition Corp. III	Special purpose acquisition company	Chairman, Chief Executive Officer, and Chief Financial Officer
	Mountain Crest Acquisition Corp. IV	Special purpose acquisition company	Chairman, Chief Executive Officer, and Chief Financial Officer

Nelson Haight	Key Energy Services, Inc.	Energy	Senior Vice President, Chief Financial Officer and Treasurer
	Mountain Crest Acquisition Corp. III	Special purpose acquisition company	Director
	Mountain Crest Acquisition Corp. IV	Special purpose acquisition company	Director

Todd Milbourn	Washington University Olin Business School	Higher Education	Vice Dean and Professor
	Mountain Crest Acquisition Corp. III	Special purpose acquisition company	Director
	Mountain Crest Acquisition Corp. IV	Special purpose acquisition company	Director

Wenhua Zhang	Azia Capital LP	Finance	Partner
	Mountain Crest Acquisition Corp. III	Special purpose acquisition company	Director
	Mountain Crest Acquisition Corp. IV	Special purpose acquisition company	Director

Our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchased shares of common stock in the Company’s IPO or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or other insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). In no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in the Prospectus.

Our bylaws also permits us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. We currently pays our sponsor an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our Chief Executive Officer compensation in lieu of a salary.

Our officers and directors will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements made to our sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2022 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2022, we had 9,025,900 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial rights included in the units or the private rights issued pursuant to the Company’s initial public offering as these rights are not convertible until consummation of the Company’s initial business combination.

	Number of	Approximate Percentage of
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Outstanding Common Stock
Mountain Crest Global Holdings LLC (2)	1,940,800	21.5%
Suying Liu (3)	1,940,800	21.5%
Nelson Haight	2,400	*
Todd T. Milbourn	2,400	*
Wenhua Zhang	2,400	*
All directors and executive officers as a group (4 individuals)	1,948,000	21.5%
Periscope Capital Inc. (4)	464,300	5.14%
Karpus Investment Management (5)	540,390	6.0%
Saba Capital Management GP, LLC (6)	562,500	8.2%
Beryl Capital Management LP (7)	600,000	5.8%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mountain Crest Acquisition Corp. V, 311 West 43rd Street, 12th Floor, New York, New York 10036.

(2)	Dr. Suying Liu has voting and dispositive power over the shares owned by Mountain Crest Global Holdings LLC.

(3)	Consists of shares owned Mountain Crest Global Holdings LLC, over which Dr. Suying Liu has voting and dispositive power.

(4)	Based on information provided in a Schedule 13G filed on February 11, 2022. Periscope Capital Inc., which is the beneficial owner of 392,800 shares of Common Stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 71,500 shares of Common Stock. The address of the principal office of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(5)	Based on information provided in a Schedule 13G filed on February 14, 2022. Karpus Management, Inc. (“Karpus”), d/b/a Karpus Investment Management, is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The Company’s shares of Common Stock are owned directly by the accounts managed by Karpus. The address of the principal office of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

(6)	Based on information provided in a Schedule 13G filed on December 17, 2021. Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”) entered into certain joint filing agreement, dated December 17, 2021. The Reporting Persons are deemed to share voting power over 562,500 shares of the Company’s Common Stock. The address of the principal office of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	Based on information provided in a Schedule 13G filed on February 10, 2022. Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP and David A. Witkin (together, the “Reporting Persons”) entered into certain joint filing agreement, dated February 10, 2022. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

All of the founder shares issued pursuant to our IPO are placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founder shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founder shares, one year after the date of our consummation of the initial business combination, or earlier, in either case, if, subsequent to the initial business combination, we consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

Our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of one share of our common stock and one warrant, which common stock and warrants would be identical to the common stock and warrants included in the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no other proceeds from our trust account would be used for such repayment.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

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

Promissory Note – Related Party

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the completion of the closing of the Initial Public Offering. The Note was paid in full on November 16, 2021. The Company can no longer borrow against this note.

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the period from April 8, 2021 (inception) through December 31, 2021, the Company incurred and paid $20,000 in fees for these services.

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

ITEM 14.	Principal Accountant Fees and Services.

The firm of UHY LLP, or UHY, currently acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. During the period from April 8, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $72,000 for the services UHY performed in connection with the audit of our quarterly reports and December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from April 8, 2021 (inception) through December 31, 2021, our independent registered public accounting firms did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from April 8, 2021 (inception) through December 31, 2021, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from April 8, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 29, 2021, by and between the Registrant and Network 1 Financial Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.4	Rights Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
4.5*	Description of Securities
10.1	Letter Agreements, dated June 29, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.2	Investment Management Trust Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.3	Stock Escrow Agreement, dated June 29, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.4	Registration Rights Agreement, dated June 29, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.5	Indemnity Agreements, dated June 29, 2021, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.6	Subscription Agreement, dated June 29, 2021, by and between the Company and Mountain Crest Global Holdings LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.7	Subscription Agreement, dated June 29, 2021, by and between the Company and Network 1 Financial Securities, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

*	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Dated: March 31, 2022	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suying Liu	Chief Executive Officer (Principal executive officer), Chief Financial Officer (Principal financial and accounting officer), and Chairman	March 31, 2022
Suying Liu

/s/ Nelson Haight	Director	March 31, 2022
Nelson Haight

/s/ Todd Milbourn	Director	March 31, 2022
Todd Milbourn

/s/ Wenhua Zhang	Director	March 31, 2022
Wenhua Zhang

MOUNTAIN CREST ACQUISITION CORP. V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Mountain Crest Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mountain Crest Acquisition Corp. V (the “Company”) as of December 31, 2021 and the related statement of operations, changes in stockholders’ deficit and cash flows for the period from April 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on November 16, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2022

MOUNTAIN CREST ACQUISITION CORP. V

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current Assets
Cash	$474,538
Prepaid expenses	97,419
Total Current Assets	571,957

Investments held in Trust Account	69,000,843
TOTAL ASSETS	$69,572,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$98,001
Accrued offering costs	7,298
Total Current Liabilities	105,299

Deferred underwriting fee payable	2,070,000
TOTAL LIABILITIES	2,175,299

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible redemption, $0.0001 par value, 6,900,000 shares at redemption value of $10.00 per share	69,000,000

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,125,900 issued and outstanding (excluding 6,900,000 shares subject to possible redemption)	213
Additional paid-in capital	—
Accumulated deficit	(1,602,712)
Total Stockholders’ Deficit	(1,602,499)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$69,572,800

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$151,598
Loss from operations	(151,598)

Other income:
Interest earned on investments held in Trust Account	843
Total other income	843

Net loss	$(150,755)

Weighted average shares outstanding of redeemable common stock	1,156,180
Basic and diluted income per share, redeemable common stock	$5.23

Weighted average shares outstanding of non-redeemable common stock	1,603,669
Basic and diluted net loss per share, non-redeemable common stock	$(3.87)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – April 8, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,725,000	173	24,827	—	25,000

Proceeds allocated to Public Rights	—	—	5,865,000	—	5,865,000

Allocation of offering costs to Public Rights	—	—	(432,680)	—	(432,680)

Sale of 223,000 Private Units	223,000	22	2,229,978	—	2,230,000

Issuance of Representative Shares	177,900	18	1,383,599	—	1,383,617

Accretion for common stock subject to redemption amount	—	—	(9,070,724)	(1,451,957)	(10,522,681)

Net loss	—	—	—	(150,755)	(150,755)

Balance – December 31, 2021	2,125,900	$213	$—	$(1,602,712)	$(1,602,499)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(150,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(843)
Changes in operating assets and liabilities:
Prepaid expenses	(97,419)
Accounts payable and accrued expenses	98,001
Net cash used in operating activities	(151,016)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units,	69,000,000
Proceeds from sale of Private Units	2,230,000
Payment of underwriter compensation	(1,380,000)
Repayment of promissory note – related party	(83,571)
Payment of offering costs	(165,875)
Net cash provided by financing activities	69,625,554

Net Change in Cash	474,538
Cash – Beginning of period	—
Cash – End of period	$474,538

Non-Cash financing activities:
Offering costs included in accrued offering costs	$7,298
Issuance of Representative Shares	$1,383,617
Offering costs paid through promissory note	$83,571
Accretion to Class A common stock subject to possible redemption	$10,522,681
Deferred underwriting fee payable	$2,070,000

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mountain Crest Acquisition Corp. V (the “Company”) is a newly organized blank check company that was incorporated in Delaware on April 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on private companies in North America and Asia Pacific regions that have positive operating cash flow or compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on November 16, 2021, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

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

Transaction costs amounted to $5,090,361 consisting of $1,380,000 of underwriting fees, $2,070,000 of deferred underwriting fees and $1,640,361 of other offering costs (which includes $1,383,617 of Representative Shares at fair value See Note 6).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and net of amounts previously released to the Company to pay its tax obligations) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Insider Shares (as defined in Note 5), Private Shares (as defined in Note 5) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company will have until November 16, 2022 (or until February 16, 2023 if the Company has executed a definitive agreement for a Business Combination by November 16, 2022 but has not completed the Business Combination by such date) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of 18 months to complete a Business Combination (the “Combination Period”).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 16, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 16, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 16, 2022.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $474,538 of cash held outside its Trust Account for use as working capital (the “Working Capital”). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $83,571 (see Note 5).

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The promissory note from the Sponsor was paid in full at November 16, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021, the Company had no cash equivalents.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Investment Held in Trust Account

At December 31, 2021 substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

At December 31, 2021, the common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Plus:
Accretion of carrying value to redemption value	10,522,681
Common stock subject to possible redemption	$69,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $5,090,361 consisting of $1,380,000 of underwriting fees, $2,070,000 of deferred underwriting fees and $1,640,361 of other offering costs. These were charged to stockholders’ deficit upon the completion of the Initial Public Offering. $4,657,681 was allocated to Public Shares and charged to temporary equity, and $432,681 was allocated to public rights and charged to stockholders’ deficit.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 42% for the redeemable Public Shares and 58% for the non-redeemable shares for the period from April 8, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

The earnings per share presented in the statement of operations is based on the following:

For the period from April 8, 2021 (inception) through
December 31, 2021
Net loss	$(150,755)
Accretion of temporary equity to redemption value	(10,522,681)
Net loss including accretion of temporary equity to redemption value	$(10,673,436)

	For the period from April 8, 2021 (inception) through December 31, 2021
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(4,471,409)	$(6,202,027)
Accretion of temporary equity to redemption value	10,522,681	—
Allocation of net loss	$6,051,272	$(6,202,027)

Denominator:
Weighted-average shares outstanding	1,156,180	1,603,669
Basic and diluted net loss per share	$5.23	$(3.87)

In connection with the underwriters’ full exercise of their over-allotment option on November 18, 2021, 225,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

 Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consisted of one share of common stock and one right (“Public Right”). Each Public Right entitled the holder to receive one-tenth of one share of common stock at the closing of a Business Combination (see Note 7). On November 18, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, on November 16, 2021, the Sponsor purchased an aggregate of 205,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,050,000, in a private placement. In connection with the underwriters’ full exercise of their over-allotment option, on November 18, 2021, the Company also consummated the sale of an additional 18,000 Private Units at $10.00 per Private Unit, generating total proceeds of $180,000. Each Private Unit consists of one share of common stock (“Private Share”) and one right (“Private Right”). Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

On April 8, 2021, the Company issued 1,437,500 shares of common stock (the “Insider Shares”) to the Sponsor for an aggregate purchase price of $25,000. The 1,437,500 Insider Shares include an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). In connection with the increase in the size of the offering, on November 2, 2021, the company declared a 20% stock dividend on each insider share thereby increasing the number of issued and outstanding Insider Shares to 1,725,000, including up to an aggregate of 225,000 shares of common stock subject to forfeiture by our insiders to the extent that the underwriters’ over-allotment option is not exercised in full or in part. The stock dividend was considered in substance a recapitalization transaction, which was recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the period from April 8, 2021 (inception) through December 31, 2021, the Company incurred and paid $20,000 in fees for these services.

Promissory Notes — Related Parties

On April 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the completion of the closing of the Initial Public Offering. The Note was paid in full on November 16, 2021. The Company can no longer borrow against this note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per unit. The Private Units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS & CONTINGENCIES

Professional Fee

The Company paid legal counsel a retainer of $25,000 upon filing the registration statement and $100,000 upon the closing of the Initial Public Offering and agreed to pay $50,000 upon closing of a business combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments. On November 18, 2021, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 900,000 Units at a price of $10.00 per Public Share.

The Company paid an underwriting fee of $0.20 per Unit, or $1,380,000, in total which includes the fee due upon the full exercise of the underwriters’ over-allotment option.

The underwriters are entitled to a deferred fee of $0.30 per unit, or $2,070,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

The Company issued to the underwriter and/or its designees 177,900 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to stockholder’s equity. The Company estimates the fair value of Representative Shares to be $1,383,617 based upon the offering price of the shares of $7.78 per share. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At May 27, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which up to an aggregate of 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). In connection with the increase in the size of the offering, on November 2, 2021, the Company declared a 20% stock dividend on each insider share thereby increasing the number of issued and outstanding Insider Shares to 1,725,000, including up to an aggregate of 225,000 shares of common stock subject to forfeiture by our insiders to the extent that the underwriters’ over-allotment option is not exercised in full or in part. According to ASC 260-10-55, the stock dividend was considered in substance a recapitalization transaction, which was recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At December 31, 2021, there were 2,125,900 shares of common stock issued and outstanding, excluding 6,900,000 of common stock subject to possible redemption which are presented as temporary equity.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax asset
Net operating loss carryforward	$2,553
Startup/Organization Expenses	$29,106
Total deferred tax asset	31,659
Valuation allowance	(31,659)
Deferred tax asset, net of allowance	$—

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The income tax provision consists of the following:

For the period from April 8, 2021 (inception) through December 31,
2021
Federal
Current	$—
Deferred	(31,659)

State
Current	$—
Deferred	—
Change in valuation allowance	31,659
Income tax provision	$—

As of December 31, 2021, the Company have $12,159 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from April 8, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $31,659.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

For the period from April 8, 2021 (inception) through December 31,
2021

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying balance sheet.

At December 31, 2021, assets held in the Trust Account were comprised of $69,000,843 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
December 31, 2021	Investments held in Trust Account - Mutual Fund	1	$69,000,843

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

