Form 10-Q
period 2022-03-31
Mountain Crest Acquisition Corp. V
filed 2022-05-13
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41062

MOUNTAIN CREST ACQUISITION CORP. V

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1768041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 West 43rd Street, 12th Floor

New York, NY 10036

(Address of principal executive offices)

(646) 493-6558

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MCAG	The Nasdaq Stock Market LLC
Rights	MCAGR	The Nasdaq Stock Market LLC
Units	MCAGU	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 9,025,900 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$347,243	$474,538
Prepaid expenses	99,561	97,419
Total Current Assets	446,804	571,957

Investments held in Trust Account	69,006,649	69,000,843
TOTAL ASSETS	$69,453,453	$69,572,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$107,832	$98,001
Accrued offering costs	—	7,298
Total Current Liabilities	107,832	105,299

Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	2,177,832	2,175,299

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible redemption, $0.0001 par value, 6,900,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	69,000,000	69,000,000

Stockholders’ Deficit
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,125,900 issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	213	213
Additional paid-in capital	—	—
Accumulated deficit	(1,724,592)	(1,602,712)
Total Stockholders’ Deficit	(1,724,379)	(1,602,499)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$69,453,453	$69,572,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

General and administrative expenses	$105,728
Franchise tax	23,100
Loss from operations	(128,828)

Other income:
Interest earned on investments held in Trust Account	6,948
Total other income	6,948

Net loss	$(121,880)

Weighted average shares outstanding of redeemable common stock	6,900,000
Basic and diluted loss per share, redeemable common stock	$(0.01)

Weighted average shares outstanding of non-redeemable common stock	2,125,900
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,125,900	$213	$—	$(1,602,712)	$(1,602,499)

Net loss	—	—	—	(121,880)	(121,880)

Balance – March 31, 2022	2,125,900	$213	$—	$(1,724,592)	$(1,724,379)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(121,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(6,948)
Changes in operating assets and liabilities:
Prepaid expenses	(2,142)
Accounts payable and accrued expenses	2,533
Net cash used in operating activities	(128,437)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,142
Net cash provided by investing activities	1,142

Net Change in Cash	(127,295)
Cash – Beginning of period	474,538
Cash – End of period	$347,243

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $347,243 of cash held outside its Trust Account for use as working capital (the “Working Capital”). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $83,571 (see Note 5).

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

Investment Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $59,000 and $32,000, which had a full valuation allowance recorded against it, respectively.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 was approximately 0%, which differs from the expected income tax rate due to a full valuation allowance recorded.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Net (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the three months ended March 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the statement of operations is based on the following:

	Three Months Ended March 31, 2022
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(93,173)	$(28,707)

Denominator:
Weighted-average shares outstanding	6,900,000	2,125,900
Basic and diluted net loss per share	$(0.01)	$(0.01)

As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 3. PUBLIC OFFERING

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

Founder Shares

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

Administrative Services Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2022, the Company incurred and paid $30,000 in fees for these services.

Promissory Note — Related Party

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per unit. The Private Units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 6. COMMITMENTS & CONTINGENCIES

Professional Fee

The Company paid legal counsel a retainer of $25,000 upon filing the registration statement and $100,000 upon the closing of the Initial Public Offering and agreed to pay $50,000 upon closing of a business combination.

Underwriting Agreement

The Company paid an underwriting fee of $0.20 per Unit (6,900,000 Units), or $1,380,000, in total which includes the fee due upon the full exercise of the underwriters’ over-allotment option.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At May 27, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which up to an aggregate of 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full so that the Sponsor will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). In connection with the increase in the size of the offering, on November 2, 2021, the Company declared a 20% stock dividend on each insider share thereby increasing the number of issued and outstanding Insider Shares to 1,725,000, including up to an aggregate of 225,000 shares of common stock subject to forfeiture by our insiders to the extent that the underwriters’ over-allotment option is not exercised in full or in part. According to ASC 260-10-55, the stock dividend was considered in substance a recapitalization transaction, which was recorded and presented retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At March 31, 2022 and December 31, 2021, there were 2,125,900 shares of common stock issued and outstanding, excluding 6,900,000 of common stock subject to possible redemption which are presented as temporary equity.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying condensed balance sheets.

At March 31, 2022, assets held in the Trust Account were comprised of $69,006,649 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has withdrawn $1,142 of the interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $69,000,843 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
March 31, 2022	Investments held in Trust Account - Mutual Fund	1	$69,006,649

December 31, 2021	Investments held in Trust Account - Mutual Fund	1	$69,000,843

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $121,880, which consists of general and administrative expenses of $128,828, offset by interest earned on investments held in the Trust Account of $6,948.

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

For the three months ended March 31, 2022, cash used in operating activities was $121,139. Net loss of $121,880 was affected by interest earned on investments held in the Trust Account of $6,948. Changes in operating assets and liabilities provided $7,689 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $69,006,649 (including $6,649   of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have withdrawn $1,142 of interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $347,243. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% for the Public Shares and 24% for the non-redeemable shares for the three months ended March 31, 2022, reflective of the respective participation rights.

As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

A total of $69,000,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on November 16, 2021 and November 18, 2021, were placed in a trust account established for the benefit of the Company’s public stockholders.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Date: May 13, 2022	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)