Form 10-Q
period 2022-06-30
Mountain Crest Acquisition Corp. V
filed 2022-08-12
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 9,025,900 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 8, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and for the period from April 8, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from April 8, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Part III. Signatures	19

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$193,984	$474,538
Prepaid expenses	132,636	97,419
Total Current Assets	326,620	571,957

Investments held in Trust Account	69,099,822	69,000,843
TOTAL ASSETS	$69,426,442	$69,572,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$111,467	$98,001
Income taxes payable	10,567	—
Accrued offering costs	—	7,298
Total Current Liabilities	122,034	105,299

Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	2,192,034	2,175,299

COMMITMENTS AND CONTINGENCIES

Common stock subject to possible redemption, $0.0001 par value, 6,900,000 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	69,031,196	69,000,000

Stockholders’ Deficit
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,125,900 issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	213	213
Additional paid-in capital	—	—
Accumulated deficit	(1,797,001)	(1,602,712)
Total Stockholders’ Deficit	(1,796,788)	(1,602,499)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$69,426,442	$69,572,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from April 8, 2021 (Inception) June 30,
	2022	2022	2021

General and administrative expenses	$123,819	$252,647	$1,000
Loss from operations	(123,819)	(252,647)	(1,000)

Other income:
Interest earned on investments held in Trust Account	93,173	100,121	—
Total other income, net	93,173	100,121	—

Loss before provision for income taxes	(30,646)	(152,526)	(1,000)
Provision for income taxes	(10,567)	(10,567)	—
Net loss	$(41,213)	$(163,093)	$(1,000)

Weighted average shares outstanding of redeemable common stock	6,900,000	6,900,000	—
Basic and diluted loss per share, redeemable common stock	$(0.00)	$(0.02)	$—

Weighted average shares outstanding of non-redeemable common stock (1)	2,125,900	2,125,900	1,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.02)	$(0.00)

(1)	Excluded an aggregate of 225,000 shares subject to forfeiture at June 30, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,125,900	$213	$—	$(1,602,712)	$(1,602,499)

Net loss	—	—	—	(121,880)	(121,880)

Balance – March 31, 2022	2,125,900	213	—	(1,724,592)	(1,724,379)

Accretion for common stock subject to redemption amount	—	—	—	(31,196)	(31,196)

Net loss	—	—	—	(41,213)	(41,213)

Balance – June 30, 2022	2,125,900	$213	$—	$(1,797,001)	$(1,796,788)

FOR THE PERIOD FROM APRIL 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – April 8, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	1,725,000	173	24,827	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – June 30, 2021	1,725,000	$173	$24,287	$(1,000)	$24,000

(1)	Included an aggregate of 225,000 shares subject to forfeiture at June 30, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from April 8, 2021 (inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(163,093)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(100,121)	—
Changes in operating assets and liabilities:
Prepaid expenses	(35,217)	—
Income taxes payable	10,567	—
Accounts payable and accrued expenses	6,168	1,000
Net cash used in operating activities	(281,696)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,142	—
Net cash provided by investing activities	1,142	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(280,554)	25,000
Cash – Beginning of period	474,538	—
Cash – End of period	$193,984	$25,000

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$18,298
Offering costs paid through promissory note	$—	$68,392
Accretion for common stock subject to redemption amount	$31,196	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Insider Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

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

JUNE 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $193,984 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. treasury securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Plus:
Accretion of carrying value to redemption value	10,522,681

Common stock subject to possible redemption, December 31, 2021	69,000,000
Plus:
Accretion of carrying value to redemption value	31,196
Common stock subject to possible redemption, June 30, 2022	$69,031,196

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 34.48% for the three months ended June 30, 2022, and 6.93% and 0.00% for the six months ended June 30, 2022 and for the period from April 8, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and for the period from April 8, 2021 (inception) through June 30, 2021, due to the change in valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the three and six months ended June 30, 2022, reflective of the respective participation rights.

The earnings per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Period from April 8, 2021 (Inception) Through June 30, 2021
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic and diluted net loss per share
Numerator:
Allocation of net loss including accretion of temporary equity	$(55,354)	$(17,055)	$(148,527)	$(45,762)	$—	$(1,000)
Accretion of temporary equity to redemption value	31,196	—	31,196	—	—	—
Allocation of net loss	(24,158)	(17,055)	(117,331)	(45,762)	—	(1,000)
Denominator:
Weighted-average shares outstanding	6,900,000	2,125,900	6,900,000	2,125,900	—	1,500,000

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.02)	$—	$(0.00)

As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective December 13, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Administrative Services Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the period from April 8, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per unit. The Private Units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At June 30, 2022 and December 31, 2021, there were 2,125,900 shares of common stock issued and outstanding, excluding 6,900,000 of common stock subject to possible redemption which are presented as temporary equity.

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

At June 30, 2022, assets held in the Trust Account were comprised of $69,099,822 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has withdrawn $1,142 of the interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $69,000,843 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2022	Investments held in Trust Account - Mutual Fund	1	$69,099,822

December 31, 2021	Investments held in Trust Account - Mutual Fund	1	$69,000,843

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $41,213, which consists of general and administrative expenses of $123,819 and a provision for income taxes of $10,567, offset by interest earned on investments held in the Trust Account of $93,173.

For the six months ended June 30, 2022, we had a net loss of $163,093, which consists of general and administrative expenses of $252,647 and a provision for income taxes of $10,567, offset by interest earned on investments held in the Trust Account of $100,121.

For the period from April 8, 2021 (inception) through June 30, 2021, we had a net loss of $1,000, which consists of general and administrative expenses.

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

For the six months ended June 30, 2022, cash used in operating activities was $281,696. Net loss of $163,093 was affected by interest earned on investments held in the Trust Account of $100,121. Changes in operating assets and liabilities used $18,482 of cash for operating activities.

For the period from April 8, 2021 (inception) through June 30, 2021, cash used in operating activities was $0. Net loss of $1,000 was affected by the changes in operating assets and liabilities which provided $1,000 of cash operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $69,099,822 (including $99,822 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn $1,142 of interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $193,984. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of income per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% for the Public Shares and 24% for the non-redeemable shares for the three and six months ended June 30, 2022, reflective of the respective participation rights.

As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

MOUNTAIN CREST ACQUISITION CORP. V

Date: August 12, 2022	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)