Form 10-Q
period 2022-09-30
Mountain Crest Acquisition Corp. V
filed 2022-11-07
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 7, 2022, there were 9,025,900 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from April 8, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$158,615	$474,538
Prepaid expenses	19,866	97,419
Total Current Assets	178,481	571,957

Investments held in Trust Account	69,399,348	69,000,843
TOTAL ASSETS	$69,577,829	$69,572,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$162,525	$98,001
Income taxes payable	69,247	-
Accrued offering costs	-	7,298
Total Current Liabilities	231,772	105,299

Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	2,301,772	2,175,299

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 6,900,000 shares at redemption value of $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	69,260,501	69,000,000

Stockholders’ Deficit
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,125,900 issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	213	213
Additional paid-in capital	-	-
Accumulated deficit	(1,984,657)	(1,602,712)
Total Stockholders’ Deficit	(1,984,444)	(1,602,499)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$69,577,829	$69,572,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period From April 8, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
General and administrative expenses	$211,056	$1,200	$463,703	$2,200
Loss from operations	(211,056)	(1,200)	(463,703)	(2,200)

Other income:
Interest earned on investments held in Trust Account	311,385	-	411,506	-
Total other income	311,385	-	411,506	-

Income (Loss) before provision for income taxes	100,329	(1,200)	(52,197)	(2,200)
Provision for income taxes	(58,680)	-	(69,247)	-
Net income (loss)	$41,649	$(1,200)	$(121,444)	$(2,200)

Weighted average shares outstanding of redeemable common stock	6,900,000	-	6,900,000	-
Basic and diluted loss per share, redeemable common stock	$0.01	$-	$(0.00)	$-

Weighted average shares outstanding of non-redeemable common stock (1)	2,125,900	1,500,000	2,125,900	1,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.00)	$(0.04)	$(0.00)

(1)	Excluded an aggregate of 225,000 shares subject to forfeiture at September 30, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,125,900	$213	$-	$(1,602,712)	$(1,602,499)

Net loss	-	-	-	(121,880)	(121,880)

Balance – March 31, 2022	2,125,900	213	-	(1,724,592)	(1,724,379)

Accretion for common stock subject to redemption amount	-	-	-	(31,196)	(31,196)

Net loss	-	-	-	(41,213)	(41,213)

Balance – June 30, 2022	2,125,900	213	-	(1,797,001)	(1,796,788)

Accretion for common stock subject to redemption amount	-	-	-	(229,305)	(229,305)

Net income	-	-	-	41,649	41,649

Balance – September 30, 2022	2,125,900	$213	$-	$(1,984,657)	$(1,984,444)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM APRIL 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – April 8, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to Sponsor (1)	1,725,000	173	24,827	-	25,000

Net loss	-	-	-	(1,000)	(1,000)

Balance – June 30, 2021	1,725,000	173	24,287	(1,000)	24,000

Net loss	-	-	-	(1,200)	(1,200)

Balance – September 30, 2021	1,725,000	$173	$24,287	$(2,200)	$22,800

(1)	Included an aggregate of 225,000 shares subject to forfeiture at September 30, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from April 8, 2021 (inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(121,444)	$(2,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(411,506)	-
Changes in operating assets and liabilities:
Prepaid expenses	77,553	-
Income taxes payable	57,226	-
Accounts payable and accrued expenses	69,247	2,200
Net cash used in operating activities	(328,924)	-

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	13,001	-
Net cash provided by investing activities	13,001	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net Change in Cash	(315,923)	25,000
Cash – Beginning of period	474,538	-
Cash – End of period	$158,615	$25,000

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$-	$18,298
Offering costs paid through promissory note	$-	$80,292
Accretion for common stock subject to redemption amount	$260,501	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

(Unaudited)

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

The Company will have until November 16, 2022 (or until February 16, 2023 if the Company has executed a definitive agreement for a Business Combination by November 16, 2022 but has not completed the Business Combination by such date) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of 18 months to complete a Business Combination (the “Combination Period”). As of the date of the filing of these financial statements, the period of time for the Company to complete a Business Combination under its amended and restated certificate of incorporation is extended for a period of 3 months from November 16, 2022 to February 16, 2023 based upon the execution of a Business Combination Agreement on October 19, 2022 (Note 9).

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

As of the date of the filing of these financial statements, the period of time for the Company to complete a Business Combination under its amended and restated certificate of incorporation is extended for a period of 3 months from November 16, 2022 to February 16, 2023 based upon the execution of a Business Combination Agreement on October 19, 2022 (Note 9).

Liquidity and Capital Resources

As of September 30, 2022, the Company had $158,615 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Plus:
Accretion of carrying value to redemption value	10,522,681

Common stock subject to possible redemption, December 31, 2021	69,000,000
Plus:
Accretion of carrying value to redemption value	260,501
Common stock subject to possible redemption, September 30, 2022	$69,260,501

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 58.49% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 132.66% and 0.00% for the nine months ended September 30, 2022 and for the period from April 8, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and for the three months and for the period from April 8, 2021 (inception) through September 30, 2021, due to expenditures, other than franchise taxes, treated as startup costs prior to operations which a valuation allowance on the deferred tax assets is applied.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of loss per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the three and nine months ended September 30, 2022, reflective of the respective participation rights.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The earnings per share presented in the statement of operations is based on the following:

	For the three months ended September 30,				For the nine months ended September 30		For the Period from April 8, 2021 (Inception) Through September 30,
	2022		2021		2022		2021
		Non-		Non-		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(143,457)	(44,199)	$-	-	$(291,984)	(89,961)	$-	-
Accretion of temporary equity to redemption value	229,305	-	-	-	260,501	-	-	-
Allocation of net income (loss)	$85,848	$(44,199)	$-	$(1,200)	$(31,483)	$(89,961)	$-	$(2,200)

Denominator:
Weighted-average shares outstanding	6,900,000	2,125,900	-	1,500,000	6,900,000	2,125,900	-	1,500,000
Basic and diluted net income (loss) per share	$0.01	$(0.02)	$-	$(0.00)	$(0.00)	$(0.04)	$-	$(0.00)

As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Administrative Services Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the three months ended September 30, 2021 and for the period from April 8, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per unit. The Private Units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At September 30, 2022 and December 31, 2021, there were 2,125,900 shares of common stock issued and outstanding, excluding 6,900,000 of common stock subject to possible redemption which are presented as temporary equity.

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

SEPTEMBER 30, 2022

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

At September 30, 2022, assets held in the Trust Account were comprised of $69,399,348 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company has withdrawn $13,001 of the interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $69,000,843 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
September 30, 2022	Investments held in Trust Account - Mutual Fund	1	$69,399,348

December 31, 2021	Investments held in Trust Account - Mutual Fund	1	$69,000,843

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent other events that would have required adjustment or disclosure in the condensed financial statements.

Business Combination Agreement

On October 19, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with AUM Biosciences Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration 201810204D (the “Target”).

Based upon the execution of the Business Combination Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of three months from November 16, 2022 to February 16, 2023. Additionally, the Company may elect to extend the time to complete the business combination for another three-month period to May 16, 2023 by depositing certain funds into its trust account as set forth in its certificate of incorporation and its investment management trust agreement with Continental Stock Transfer & Trust Company.

Pursuant to the terms of the Business Combination Agreement, the Target will promptly incorporate a Cayman Islands exempted company as a direct wholly owned subsidiary of the Target (“Holdco”). Holdco upon incorporation will form a private company limited by shares incorporated in Singapore as a direct wholly owned subsidiary of Holdco (“Amalgamation Sub”) and a Delaware corporation as a direct wholly owned subsidiary of Holdco (“Merger Sub” and, together with Holdco and Amalgamation Sub, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”). Each Acquisition Entity upon formation will become a party to the Business Combination Agreement as if a party on the date of execution thereof by signing a joinder agreement.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) Amalgamation Sub will amalgamate with and into the Target (the “Amalgamation”) whereby the separate existence of Amalgamation Sub will cease and the Target will be the surviving corporation of the Amalgamation and become a direct wholly owned subsidiary of Holdco, and (ii) following confirmation of the effective filing of the Amalgamation but on the same day, Merger Sub will merge with and into the Company (the “SPAC Merger” and together with the Amalgamation, the “Mergers”), the separate existence of Merger Sub will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of Holdco.

As a result of the Mergers, among other things, (i) all outstanding Company Shares will be cancelled in exchange for approximately 40 million Holdco Ordinary Shares valued at $10 per Holdco share, subject to closing adjustments, (ii) each outstanding SPAC Unit will be automatically detached, (iii) each unredeemed outstanding share of the Company’s Common Stock will be cancelled in exchange for the right to receive one (1) Holdco Ordinary Share, and (iv) every ten (10) outstanding Company Rights will be cancelled and cease to exist in exchange for one (1) Holdco Ordinary Share.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Additional Agreements Executed In Connection With the Business Combination Agreement

Shareholder Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Company, the Target and Key Target Shareholders entered into a voting and support agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, certain Target Shareholders agreed not to transfer and will vote their Shares in the Target in favor of the Business Combination Agreement (including by execution of written resolutions), the Mergers and the other Transactions, effective at Closing. The Target Shareholders party to the Shareholder Support Agreement collectively have a sufficient number of votes to approve the Merger. The Shareholder Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of the Closing or the termination of the Business Combination Agreement.

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Company, Sponsor, and the Target entered into a Sponsor Support Agreement, pursuant to which they agree that, among other things, Sponsor (i) will not transfer and will vote its shares of the Company’s Common Stock or any additional shares of the Company’s Common Stock it acquires prior to the Company Stockholder Meeting in favor of the Business Combination Agreement, the Mergers and the other Transactions and each of the Transaction Proposals, (ii) will not redeem any shares of the Company’s Common Stock in connection with the SPAC Merger, and (iii) waives its anti-dilution rights under the Company Charter. The Sponsor Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of the Closing or the termination of the Business Combination Agreement.

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

Recent Developments

On October 19, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with AUM Biosciences Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration 201810204D (the “Target”).

Based upon the execution of the Business Combination Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of three months from November 16, 2022 to February 16, 2023. Additionally, the Company may elect to extend the time to complete the business combination for another three-month period to May 16, 2023 by depositing certain funds into its trust account as set forth in its certificate of incorporation and its investment management trust agreement with Continental Stock Transfer & Trust Company.

Pursuant to the terms of the Business Combination Agreement, the Target will promptly incorporate a Cayman Islands exempted company as a direct wholly owned subsidiary of the Target (“Holdco”). Holdco upon incorporation will form a private company limited by shares incorporated in Singapore as a direct wholly owned subsidiary of Holdco (“Amalgamation Sub”) and a Delaware corporation as a direct wholly owned subsidiary of Holdco (“Merger Sub” and, together with Holdco and Amalgamation Sub, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”). Each Acquisition Entity upon formation will become a party to the Business Combination Agreement as if a party on the date of execution thereof by signing a joinder agreement.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) Amalgamation Sub will amalgamate with and into the Target (the “Amalgamation”) whereby the separate existence of Amalgamation Sub will cease and the Target will be the surviving corporation of the Amalgamation and become a direct wholly owned subsidiary of Holdco, and (ii) following confirmation of the effective filing of the Amalgamation but on the same day, Merger Sub will merge with and into the Company (the “SPAC Merger” and together with the Amalgamation, the “Mergers”), the separate existence of Merger Sub will cease and the Company will be the surviving corporation of the SPAC Merger and a direct wholly owned subsidiary of Holdco.

As a result of the Mergers, among other things, (i) all outstanding Company Shares will be cancelled in exchange for approximately 40 million Holdco Ordinary Shares valued at $10 per Holdco share, subject to closing adjustments, (ii) each outstanding SPAC Unit will be automatically detached, (iii) each unredeemed outstanding share of the Company’s Common Stock will be cancelled in exchange for the right to receive one (1) Holdco Ordinary Share, and (iv) every ten (10) outstanding Company Rights will be cancelled and cease to exist in exchange for one (1) Holdco Ordinary Share.

Additional Agreements Executed In Connection With the Business Combination Agreement

Shareholder Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Company, the Target and Key Target Shareholders entered into a voting and support agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, certain Target Shareholders agreed not to transfer and will vote their Shares in the Target in favor of the Business Combination Agreement (including by execution of written resolutions), the Mergers and the other Transactions, effective at Closing. The Target Shareholders party to the Shareholder Support Agreement collectively have a sufficient number of votes to approve the Merger. The Shareholder Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of the Closing or the termination of the Business Combination Agreement.

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Company, Sponsor, and the Target entered into a Sponsor Support Agreement, pursuant to which they agree that, among other things, Sponsor (i) will not transfer and will vote its shares of the Company’s Common Stock or any additional shares of the Company’s Common Stock it acquires prior to the Company Stockholder Meeting in favor of the Business Combination Agreement, the Mergers and the other Transactions and each of the Transaction Proposals, (ii) will not redeem any shares of the Company’s Common Stock in connection with the SPAC Merger, and (iii) waives its anti-dilution rights under the Company Charter. The Sponsor Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of the Closing or the termination of the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $41,649, which consists of interest earned on investments held in the Trust Account of $311,385, offset by general and administrative expenses of $211,056 and a provision for income taxes of $58,680.

For the nine months ended September 30, 2022, we had a net loss of $121,444, which consists of general and administrative expenses of $463,703 and a provision for income taxes of $69,247, offset by interest earned on investments held in the Trust Account of $411,506.

For the three months ended September 30, 2021, we had a net loss of $1,200, which consists of general and administrative expenses.

For the period from April 8, 2021 (inception) through September 30, 2021, we had a net loss of $2,200, which consists of general and administrative expenses.

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

Following the full exercise of the over-allotment option, and the sale of the Private Units, a total of $69,000,000 was placed in the Trust Account. We incurred transactions costs amounting to $5,090,361 consisting of $1,380,000 of underwriting fees, $2,070,000 of deferred underwriting fees and $1,640,361 of other offering costs.

For the nine months ended September 30, 2022, cash used in operating activities was $328,924. Net loss of $121,444 was affected by interest earned on investments held in the Trust Account of $411,506. Changes in operating assets and liabilities used $204,026 of cash for operating activities.

For the period from April 8, 2021 (inception) through September 30, 2021, cash used in operating activities was $0. Net loss of $2,200 was affected by the changes in operating assets and liabilities which provided $2,200 of cash operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $69,399,348 (including $399,348 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $13,001 of interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $158,615. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until November 16, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 16, 2022. As of the date of the filing of these financial statements, the period of time for the Company to complete a Business Combination under its amended and restated certificate of incorporation is extended for a period of 3 months from November 16, 2022 to February 16, 2023 based upon the execution of a Business Combination Agreement on October 19, 2022 (Note 9).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% for the Public Shares and 24% for the non-redeemable shares for the three and nine months ended September 30, 2022, reflective of the respective participation rights.

As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of October 19, 2022, by and between the Company and Aum Biosciences Pte. Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAG on October 20, 2022)
10.1	Shareholder Support Agreement, dated as of October 19, 2022, by and among the Company, Aum Biosciences Pte. Ltd. and certain shareholders of Aum Biosciences Pte. Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by MCAG on October 20, 2022)
10.2	Sponsor Support Agreement, dated as of October 19, 2022, by and among MCAG, Aum Biosciences Pte. Ltd. and certain holders of MCAG’s common stock. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by MCAG on October 20, 2022)
10.3	Form of Lock-up Agreement. (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by MCAG on October 20, 2022)
10.4	Form of Amended and Restated Registration Rights Agreement. (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by MCAG on October 20, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Date: November 7, 2022	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)