Form 10-K
period 2022-12-31
Mountain Crest Acquisition Corp. V
filed 2023-03-31
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-40418

MOUNTAIN CREST ACQUISITION CORP. V

(Exact name of registrant as specified in its charter)

Delaware	86-2435859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 West 43rd Street, 12th Floor New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 493-6558

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one right to acquire 1/10 of one share of Common Stock	MCAGU	The Nasdaq Stock Market LLC
Rights included as part of the units	MCAGR	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	MCAG	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $69,717,315, computed by reference to the closing price for the common stock on June 30, 2022, as reported on The Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2023 was 4,060,008, including shares of common stock underlying the units and rights, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOUNTAIN CREST ACQUISITION CORP. V

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

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

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company,” “Mountain Crest” and to “we,” “us,” and “our” refer to MOUNTAIN CREST ACQUISITION CORP. V

Introduction

We are a blank check company formed under the laws of the State of Delaware on April 8, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in North America and Asia Pacific regions (excluding China). We shall not undertake our initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau). As of the date of this annual report, all of our directors and officers serve in management positions for Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF), which is a special purpose acquisition companies incorporated in Delaware. Our efforts to date are limited to organizational activities related to the Company’s IPO.

Recent Developments

On October 19, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with AUM Biosciences Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration 201810204D (the “Target”). On January 27, 2023, AUM Biosciences Limited, a Cayman Islands exempted company (“Holdco”), AUM Biosciences Subsidiary Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 202238778Z (“Amalgamation Sub”) and AUM Biosciences Delaware Merger Sub, Inc., a Delaware corporation (“Merger Sub”) executed a joinder agreement with Mountain Crest and AUM and joined the Business Combination Agreement as parties, thereby committing to be legally bound by the Business Combination Agreement. On February 10, 2023, AUM, Mountain Crest, Holdco, Amalgamation Sub and Merger Sub signed an amendment to Business Combination Agreement (the “Amendment”) to extend the Outside Date from February 15, 2023 to May 15, 2023. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Business Combination Agreement. Further, on March 30, 2023, the Company, the Target, Holdco, Amalgamation Sub, and Merger Sub entered into an amendment to Business Combination Agreement (the “Amendment No. 2”) to (1) consent to the termination of that certain stock escrow agreement, dated as of November 21, 2021, as amended, restated or otherwise modified from time to time, originally entered by and among the Company, the initial shareholders listed on the signature pages thereto, and Continental Stock Transfer & Trust Company, as escrow agent, (2) remove the Closing condition that the Company shall have net tangible assets of at least $5,000,001 on its pro forma consolidated balance sheet after giving effect to the Closing, (3) eliminate the Company’s right to designate a director of the Holdco Board and (4) update the Target interests issued and paid-up as of the Amalgamation Effective Time from 8,779,752 Target Ordinary Shares to 9,841,118 Target Ordinary Shares. No other changes were made to the Business Combination Agreement.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $108,001.90 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty.

Based upon the execution of the Business Combination Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of three months from November 16, 2022 to February 16, 2023. As of the date of the filing of this Annual report on form 10-K, the Company extended the time it has to complete its initial business combination from February 16, 2023, to May 16, 2023 by depositing $300,000 into the trust account on February 15, 2023.

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

As a result of the Mergers, among other things, (i) all outstanding Company Shares will be cancelled in exchange for approximately 40 million Holdco Ordinary Shares valued at $10 per Holdco share, on a fully-diluted basis (as described below in more detail), subject to closing adjustments, (ii) each outstanding SPAC Unit will be automatically detached, (iii) each unredeemed outstanding share of the Company’s Common Stock will be cancelled in exchange for the right to receive one (1) Holdco Ordinary Share, and (iv) every ten (10) outstanding Company Rights will be cancelled and cease to exist in exchange for one (1) Holdco Ordinary Share.

Pursuant to the Business Combination Agreement, each AUM ordinary share issued and paid-up in the share capital of AUM shall be automatically cancelled and each AUM shareholder shall be entitled to receive, as consideration for such AUM ordinary share, such number of newly issued Holdco Ordinary Shares equal to the Company Exchange Ratio. The Company Exchange Ratio means the quotient obtained by dividing the Price per Company Share by $10.00 (ten dollars). The Price per Company Share is a dollar number, dividing the Purchase Price by the Fully-Diluted Company Shares. The Purchase Price is $400,000,000 plus the Post-Signing Investment Amount. Post-Signing Investment Amount means the amount of proceeds received by the AUM Companies from the sale of AUM Company Interests for not more than $10,000,000 in the aggregate after the Business Combination Agreement was signed and before the Closing. The number of Fully-Diluted Company Shares is the sum of (a) the total number of outstanding AUM ordinary shares and (b) the total number of AUM ordinary shares subject to issuance pursuant to the vested AUM options, in each case, as of immediately prior to the Closing.

Our Competitive Advantages

Dr. Suying Liu, our Chairman, Chief Executive Officer and Chief Financial Officer has accumulated broad industry expertise and transaction experience from investing in and operating diverse businesses.

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

In March 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. III (“MCAE”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAE. MCAE completed its initial public offering in June 2021, in which it sold 5,417,193 units, each consisting of one share of MCAE common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $54,171,930. On February 17, 2023, MCAE announced that in a special meeting of stockholders held on February 7, 2023, its stockholders voted to approve its proposed business combination with ETAO International Group (“ETAO”). The business combination was closed on February 17, 2021. As part of the consummation of the business combination, MCAE merged with and into ETAO International Co., Ltd., a Cayman Islands exempted company (“PubCo”), a wholly owned subsidiary of the MCAE, with PubCo being the surviving corporation in such merger (the “Redomestication Merger”) and (2) ETAO merged with and into Merger Sub, a wholly owned subsidiary of PubCo, with ETAO as the surviving corporation in such merger (the “Acquisition Merger”). After giving effect to both the Redomestication Merger and the Acquisition Merger, ETAO became a wholly owned subsidiary of PubCo. The combined company began trading on February 21, 2023, on Nasdaq Capital Market under the new ticker symbol “ETAO”.

Further, in March 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. IV (“MCAF”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAF. MCAF completed its initial public offering in July 2021, in which MCAF sold 5,750,000 units, each consisting of one share of MCAF common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $57,500,000. On April 30, 2022, MCAF entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among MCAF, CH AUTO Inc., a Cayman Islands exempted company (“Pubco”), Ch-Auto Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”) and CH-Auto Technology Corporation Ltd., a company organized under the laws of the People’s Republic of China (the “CH Auto”), pursuant to which, among other things, the Company, Pubco, Merger Sub and CH Auto intend to effect a merger of Merger Sub with and into the Company whereby the Company will be the surviving corporation and a wholly owned subsidiary of Pubco in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware. In connection with the aforementioned merger, the name of the surviving entity shall be changed to CH Autotech USA, Inc. Following the merger, Pubco expects its ordinary shares to be traded on the Nasdaq Stock Market.

Our Board of Directors and Management

Our board of directors and management consist of experienced deal makers, operators, and investors.

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since April 2021. Dr. Liu has been a director of Better Therapeutics Inc. (Nasdaq: BTTX) since it closed its business combination with Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) in October 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II from July 2020 until it closed its business combination with Better Therapeutics Inc. He has also been a director of Etao International Co., Ltd. (Nasdaq: ETAO) since it closed its business combination with Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) on February 17, 2023. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. III from March 2021 until it closed its business combination with Etao International Co., Ltd. He has been serving as the Chairman, Chief Executive Officer, and Chief Financial Officer of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Dr. Liu was a director of PLBY Group, Inc. (Nasdaq: PLBY) from the closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp from November 2019 until it closed its business combination with PLBY Group, Inc. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. A veteran in the oil and gas industry with over 30 years of professional experience, Mr. Haight currently serves as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc., which he joined in June 2020. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Epic Companies filed for bankruptcy in August 2019. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

Dr. Todd Milbourn has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Dr. Milbourn is the Vice Dean and Hubert C. and Dorothy R. Moog Professor of Finance at Washington University Olin Business School, where he has researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings since June 2000. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

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

Effecting Our Initial Business Combination

We will have time until May 16, 2023 to consummate our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

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

As more fully discussed in “Management - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant pre-existing fiduciary duties or contractual obligations.

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

In the event we allow stockholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until May 16, 2023 in order to be able to receive a portion of the trust account.

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

Liquidation if No Business Combination

If we do not complete a business combination prior to May 16, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless. However, if we anticipate that we may not be able to consummate our initial business combination prior to May 16, 2023, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of this annual report on Form 10-K, In the event that they elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible and within the timeframe set forth in our amended and restated certificate of incorporation, as amended and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	if our initial business combination is not consummated prior to May 16, 2023, or as otherwise set forth in our amended and restated certificate of incorporation, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Holders of Record

As of December 31, 2022, there were 4,060,008 of our shares of Common Stock issued and outstanding held by 6 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2022, a total of $19,572,432 was held in the trust account, $19,341,080 of which is the proceeds from the IPO and Private Placement and $231,352 of which was interest income generated by the proceeds in trust.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Recent Developments

On October 19, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with AUM Biosciences Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration 201810204D (the “Target”). On January 27, 2023, AUM Biosciences Limited, a Cayman Islands exempted company (“Holdco”), AUM Biosciences Subsidiary Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 202238778Z (“Amalgamation Sub”) and AUM Biosciences Delaware Merger Sub, Inc., a Delaware corporation (“Merger Sub”) executed a joinder agreement with Mountain Crest and AUM and joined the Business Combination Agreement as parties, thereby committing to be legally bound by the Business Combination Agreement. On February 10, 2023, AUM, Mountain Crest, Holdco, Amalgamation Sub and Merger Sub signed an amendment to Business Combination Agreement (the “Amendment”) to extend the Outside Date from February 15, 2023 to May 15, 2023. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Business Combination Agreement. Further, on March 30, 2023, the Company, the Target, Holdco, Amalgamation Sub, and Merger Sub entered into an amendment to Business Combination Agreement (the “Amendment No. 2”) to (1) consent to the termination of that certain stock escrow agreement, dated as of November 21, 2021, as amended, restated or otherwise modified from time to time, originally entered by and among the Company, the initial shareholders listed on the signature pages thereto, and Continental Stock Transfer & Trust Company, as escrow agent, (2) remove the Closing condition that the Company shall have net tangible assets of at least $5,000,001 on its pro forma consolidated balance sheet after giving effect to the Closing, (3) eliminate the Company’s right to designate a director of the Holdco Board and (4) update the Target interests issued and paid-up as of the Amalgamation Effective Time from 8,779,752 Target Ordinary Shares to 9,841,118 Target Ordinary Shares. No other changes were made to the Business Combination Agreement.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $108,001.90 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty.

Based upon the execution of the Business Combination Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of three months from November 16, 2022 to February 16, 2023. As of the date of the filing of this Annual report on form 10-K, the Company extended the time it has to complete its initial business combination from February 16, 2023, to May 16, 2023 by depositing $300,000 into the trust account on February 15, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $4,471, which consists of interest income on investment held in the Trust Account of $932,256, offset by operating costs of $746,913 and provision for income taxes of $180,872.

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

For the year ended December 31, 2022, cash used in operating activities was $446,350. Net income of $4,471 was affected by interest earned on marketable securities held in the Trust Account of $932,256. Changes in operating assets and liabilities provided $481,435 of cash for operating activities.

For the period from April 8, 2021 (inception) through December 31, 2021, cash used in operating activities was $151,016. Net loss of $150,755 was affected by interest earned on marketable securities held in the Trust Account of $843. Changes in operating assets and liabilities provided $582 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $19,572,432 (including $231,352 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $231,220 of the interest earned on the Trust Account to pay franchise and income taxes and $50,129,447 in connection with the redemption of shares.

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

As of December 31, 2022, we had cash of $259,408 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

Going Concern

As of the date of the filing of this Annual report on form 10-K, the Company extended the time it has to complete its initial business combination from February 16, 2023, to May 16, 2023 by depositing $300,000 into the trust account on February 15, 2023.

We have until May 16, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 16, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 76% for the Public Shares and 24% for the non-redeemable shares for the year ended December 31, 2022, reflective of the respective participation rights.

As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted the provisions of this guidance on January 1, 2022. The adoption is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 31, 2023.

Name	Age	Position
Suying Liu	35	Chairman, Chief Executive Officer and Chief Financial Officer
Nelson Haight	58	Director
Todd Milbourn	54	Director
Wenhua Zhang	53	Director

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since April 2021. Dr. Liu has been a director of Better Therapeutics Inc. (Nasdaq: BTTX) since it closed its business combination with Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) in October 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II from July 2020 until it closed its business combination with Better Therapeutics Inc. He has also been a director of Etao International Co., Ltd. (Nasdaq: ETAO) since it closed its business combination with Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) in February 17, 2023. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. III from March 2021 until it closed its business combination with Etao International Co., Ltd. He has been serving as the Chairman, Chief Executive Officer, and Chief Financial Officer of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Dr. Liu was a director of PLBY Group, Inc. (Nasdaq: PLBY) from the closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp from November 2019 until it closed its business combination with PLBY Group, Inc. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. A veteran in the oil and gas industry with over 30 years of professional experience, Mr. Haight currently serves as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc., which he joined in June 2020. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Epic Companies filed for bankruptcy in August 2019. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

Dr. Todd Milbourn has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Dr. Milbourn is the Vice Dean and Hubert C. and Dorothy R. Moog Professor of Finance at Washington University Olin Business School, where he has researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings since June 2000. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. And he served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He has also been serving as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) since March 2021. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) May 16, 2023. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Suying Liu	Better Therapeutics Inc.	Healthcare	Director
	ETAO International Co., Ltd.	Healthcare	Director
	Mountain Crest Acquisition Corp. IV	Special purpose acquisition company	Chairman, Chief Executive Officer, and Chief Financial Officer

Nelson Haight	Key Energy Services, Inc.	Energy	Senior Vice President, Chief Financial Officer and Treasurer
	Mountain Crest Acquisition Corp. IV	Special purpose acquisition company	Director

Todd Milbourn	Washington University Olin Business School	Higher Education	Vice Dean and Professor
	Mountain Crest Acquisition Corp. IV	Special purpose acquisition company	Director

Wenhua Zhang	Azia Capital LP	Finance	Partner
	Mountain Crest Acquisition Corp. IV	Special purpose acquisition company	Director

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

The following table sets forth as of March 31, 2023 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2023, we had 4,060,008 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Suying Liu(2)	0	0
Nelson Haight	2,400	*
Todd T. Milbourn	2,400	*
Wenhua Zhang	2,400	*
All directors and executive officers as a group (4 individuals)	7,200	0.2%
Mountain Crest Global Holdings LLC(3)	1,940,800	47.8%
Owl Creek Asset Management, L.P.(4)	225,000	5.5%
Polar Asset Management Partners Inc.(5)	345,000	8.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mountain Crest Acquisition Corp. V, 311 West 43rd Street, 12th Floor, New York, New York 10036.

(2)	On March 28, 2023, Dr. Suying Liu resigned from his position as the managing member of the Sponsor, and as result, he no longer has any voting and dispositive power over the shares owned by the Sponsor.

(3)	Dong Liu has voting and dispositive power over the shares owned by the Sponsor. Dong Liu is not related to Dr. Suying Liu, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer.
(4)	Based on information provided in a Schedule 13G filed on February 9, 2023. Owl Creek Asset Management, L.P. and Jeffrey A. Altman (together, the “Reporting Persons”) made certain joint acquisition statement, dated February 9, 2023. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 640 Fifth Avenue, 20th Floor, New York, NY 10019.
(5)	Based on information provided in a Schedule 13G filed on February 10, 2023. The address of the principal office of the Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

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

Our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would consist of one share of our common stock and one right, which common stock and rights would be identical to the common stock and rights included in the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no other proceeds from our trust account would be used for such repayment.

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

Promissory Note - Related Party

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

Pursuant to the stockholders’ approval at the special meeting of stockholders held on December 20, 2022 (the “Special Meeting”), the Company (1) filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on December 20, 2022, giving the Company the right to extend the date by which it has to complete a business combination (the “Business Combination Period”) from February 16, 2023 to May 16, 2023 and (2) entered into an amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, with Continental Stock Transfer & Trust Company, on December 20, 2022 (the “Trust Amendment”). The Trust Amendment provides that the Company may extend the Business Combination Period by depositing $300,000 into the trust account. On February 15, 2023, the Company extended the Business Combination Period from February 16, 2023 to May 16, 2023 by depositing $300,000 into the trust account.

The $300,000 was loaned to the Company by Mountain Crest Global Holdings LLC, a Delaware limited liability company and the Company’s sponsor (the “Sponsor”). On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon its consummation of an initial business combination with a target business. The Note will either be paid upon consummation of the Company’s initial business combination, or, at the Sponsor’s discretion, converted upon consummation of its business combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial business combination during the Business Combination Period.

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2022, the Company incurred and paid $120,000 in fees for these services. For the period from April 8, 2021 (inception) through December 31, 2021, the Company incurred and paid $20,000 in fees for these services.

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

The firm of UHY LLP, or UHY, acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from April 8, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $84,204 and $72,000, respectively, for the services UHY performed in connection with the review of our quarterly reports and the audit of our December 31, 2022 and 2021 financial statements included in the Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from April 8, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from April 8, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $4,625 and $0, respectively, for the services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and for the period from April 8, 2021 (inception) through December 31, 2021, there were $24,372 and $0 in fees, respectively, provided by our independent registered public accounting firm other than those set forth above.

On March 31, 2023, the Company and UHY Advisors/UHY LLP entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 29, 2021, by and between the Registrant and Network 1 Financial Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
2.1	Business Combination Agreement, dated as of October 19, 2022, by and between SPAC and the Company. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 20, 2022)
2.2	Joinder Agreement, dated as of January 27, 2023, by and between Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd. and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 30, 2023)
2.3

Amendment to Business Combination Agreement, dated as of February 10, 2023, by and among Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd., and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 13, 2023)

2.4	Amendment No. 2 to Business Combination Agreement, dated as of March 30, 2023, by and among Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd., and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 30, 2023)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp., V dated December 20, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 21, 2022)
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
4.4	Rights Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
4.5*	Description of Securities
10.1	Promissory Note issued by Mountain Crest Acquisition Corp. V to Mountain Crest Global Holdings LLC on February 15, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)
10.2*	Promissory Note issued by UHY Advisors/UHY LLP to Mountain Crest Acquisition Corp. V on March 31, 2023
10.3	Amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, between Mountain Crest Acquisition Corp. V and Continental Stock Transfer & Trust Company dated December 20, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 21, 2022)
10.4	Shareholder Support Agreement, dated as of October 19, 2022, by and among SPAC, the Company and certain shareholders of the Company. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 20, 2022)
10.5	Sponsor Support Agreement, dated as of October 19, 2022, by and among SPAC, the Company and certain holders of SPAC’s common stock. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 20, 2022)
10.6	Form of Lock-up Agreement. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 20, 2022)
10.7	Form of Amended and Restated Registration Rights Agreement. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 20, 2022)
10.8	Letter Agreements, dated June 29, 2021, by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)

10.9	Investment Management Trust Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.10	Stock Escrow Agreement, dated June 29, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.11	Registration Rights Agreement, dated June 29, 2021, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.12	Indemnity Agreements, dated June 29, 2021, among the Registrant, and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.13	Subscription Agreement, dated June 29, 2021, by and between the Company and Mountain Crest Global Holdings LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
10.14	Subscription Agreement, dated June 29, 2021, by and between the Company and Network 1 Financial Securities, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 2, 2021)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 10, 2021)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Dated: March 31, 2023	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
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

Signature	Title	Date

/s/ Suying Liu	Chief Executive Officer (Principal executive officer), Chief Financial Officer (Principal financial and accounting officer), and Chairman	March 31, 2023
Suying Liu

/s/ Nelson Haight	Director	March 31, 2023
Nelson Haight

/s/ Todd Milbourn	Director	March 31, 2023
Todd Milbourn

/s/ Wenhua Zhang	Director	March 31, 2023
Wenhua Zhang

MOUNTAIN CREST ACQUISITION CORP. V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Mountain Crest Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain Crest Acquisition Corp. V (the “Company”) as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows for year ended December 31, 2022 and the period from April 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and the period from April 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

MOUNTAIN CREST ACQUISITION CORP. V

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$259,408	$474,538
Prepaid expenses	11,430	97,419
Investments held in Trust Account	19,572,432	69,000,843
TOTAL ASSETS	$19,843,270	$69,572,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$319,873	$98,001
Income taxes payable	180,872	-
Accrued offering costs	-	7,298
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	2,570,745	2,175,299

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 1,934,108 and 6,900,000 shares at redemption value of $10.11 and $10.00 per share as of December 31, 2022 and 2021, respectively	19,550,035	69,000,000

Stockholders’ Deficit
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,125,900 issued and outstanding (excluding 1,934,108 and 6,900,000 shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	213	213
Additional paid-in capital	-	-
Accumulated deficit	(2,277,723)	(1,602,712)
Total Stockholders’ Deficit	(2,277,510)	(1,602,499)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,843,270	$69,572,800

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period From April 8, 2021 (Inception) Through December 31, 2021
General and administrative expenses	$746,913	$151,598
Loss from operations	(746,913)	(151,598)

Other income
Interest earned on investments held in Trust Account	932,256	843
Total other income	932,256	843

Income (Loss) before provision for income taxes	185,343	(150,755)
Provision for income taxes	(180,872)	-
Net income (loss)	$4,471	$(150,755)

Weighted average shares outstanding of redeemable common stock	6,682,317	1,156,180
Basic and diluted income per share, redeemable common stock	$(0.03)	$5.23

Weighted average shares outstanding of non-redeemable common stock	2,125,900	1,603,669
Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$(3.87)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM APRIL 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – April 8, 2021 (Inception)	-	$-	$-	$-	$-

Issuance of common stock to Sponsor	1,725,000	173	24,827	-	25,000

Proceeds allocated to Public Rights	-	-	5,865,000	-	5,865,000

Allocation of offering costs related to redeemable shares	-	-	4,657,681	-	4,657,681

Offering costs	-	-	(5,090,361)	-	(5,090,361)

Sale of 223,000 Private Units	223,000	22	2,229,978	-	2,230,000

Issuance of Representative Shares	177,900	18	1,383,599	-	1,383,617

Accretion for common stock subject to redemption amount	-	-	(9,070,724)	(1,451,957)	(10,522,681)

Net loss	-	-	-	(150,755)	(150,755)

Balance – December 31, 2021	2,125,900	213	-	(1,602,712)	(1,602,499)

Accretion for common stock subject to redemption amount	-	-	-	(679,482)	(679,482)

Net income	-	-	-	4,471	4,471

Balance – December 31, 2022	2,125,900	$213	$-	$(2,277,723)	$(2,277,510)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from April 8, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,471	$(150,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(932,256)	(843)
Changes in operating assets and liabilities:
Prepaid expenses	85,989	(97,419)
Accounts payable and accrued expenses	214,574	-
Income taxes payable	180,872	98,001
Net cash used in operating activities	(446,350)	(151,016)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(69,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	231,220	-
Cash withdrawn from Trust Account in connection with redemption	50,129,447	-
Net cash provided by (used in) investing activities	50,360,667	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	67,620,000
Proceeds from sale of Private Units	-	2,230,000
Repayment of promissory note – related party	-	(83,571)
Payment of offering costs	-	(165,875)
Redemption of Common stock	(50,129,447)	-
Net cash (used in) provided by financing activities	(50,129,447)	69,625,554

Net Change in Cash	(215,130)	474,538
Cash – Beginning of period	474,538	-
Cash – End of period	$259,408	$474,538

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$-	$7,298
Issuance of Representative Shares	$-	$1,383,617
Offering costs paid through promissory note	$-	$83,571
Accretion for common stock subject to redemption amount	$679,482	$10,522,681
Deferred underwriting fee payable	$-	$2,070,000

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Insider Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company will have until November 16, 2022 (or until February 16, 2023 if the Company has executed a definitive agreement for a Business Combination by November 16, 2022 but has not completed the Business Combination by such date) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of 18 months to complete a Business Combination (the “Combination Period”). On October 19, 2022, upon the upon the execution of a Business Combination Agreement, the period of time for the Company to complete a Business Combination under its amended and restated certificate of incorporation is extended for a period of 3 months from November 16, 2022 to February 16, 2023. Subsequently, as approved by its stockholders at the special meeting of Stockholders held on December 20, 2022 (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, with Continental Stock Transfer & Trust Company, on December 20, 2022 (the “Trust Amendment”). Pursuant to the Trust Amendment, SPAC has the right to extend the time for SPAC to complete its business combination (the “Business Combination Period”) under the Trust Agreement for a period of 3 months from February 16, 2023 to May 16, 2023 and to the extent SPAC’s Amended and Restated Certificate of Incorporation is amended to extend the Business Combination Period, by depositing $300,000 into SPAC’s trust account (“Trust Account”). The Company extended the time it has to complete its initial business combination from February 16, 2023, to May 16, 2023 by depositing $300,000 into the trust account on February 15, 2023 (Note 10).

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by SPAC on December 20, 2022, 4,965,892 shares were tendered for redemption.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 16, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 16, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 16, 2023.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $259,408 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2022 and 2021, the Company had no cash equivalents.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. treasury securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Interest income earned on these investments is fully reinvested into the Investments held in Trust Account and therefore considered as an adjustment to reconcile net profit/(loss) to net cash used in operating activities in the Statements of Cash Flows. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by SPAC on December 20, 2022, 4,965,892 shares were tendered for redemption.

Accordingly, at December 31, 2022 and 2021, 1,934,108 and 6,900,000 common stock subject to possible redemption is presented at redemption value of $10.11 and $10.00, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At December 31, 2022 and 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Plus:
Accretion of carrying value to redemption value	10,522,681

Common stock subject to possible redemption, December 31, 2021	69,000,000
Less:
Redemptions of Common stock on December 20, 2022	(50,129,447)
Plus:
Accretion of carrying value to redemption value	679,482
Common stock subject to possible redemption, December 31, 2022	$19,550,035

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

Any interest payable in respect of U.S. debt obligations (if any) held by the Trust Account is intended to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations includes a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of loss per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the redeemable Public Shares and 24% for the non-redeemable shares for the year ended December 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the Year ended December 31, 2022		For the Period from April 8, 2021 (Inception) Through December 31, 2021
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(869,058)	(276,480)	$(4,471,409)	(6,202,027)
Accretion of temporary equity to redemption value	679,482	-	10,522,681	-
Allocation of net income (loss)	$(189,576)	$(276,480)	$6,051,272	$(6,202,027)

Denominator:
Weighted-average shares outstanding	6,682,317	2,125,900	1,156,180	1,603,669
Basic and diluted net income (loss) per share	$(0.03)	$(0.13)	$5.23	$(3.87)

As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by SPAC on December 20, 2022, 4,965,892 shares were tendered for redemption.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, on November 16, 2021, the Sponsor purchased an aggregate of 205,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,050,000, in a private placement. In connection with the underwriters’ full exercise of their over-allotment option, on November 18, 2021, the Company also consummated the sale of an additional 18,000 Private Units at $10.00 per Private Unit, generating total proceeds of $180,000. Each Private Unit consists of one share of common stock (“Private Share”) and one right (“Private Right”). Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The proceeds from the Private Units were be added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2022, the Company incurred and paid $120,000 in fees for these services. For the period from April 8, 2021 (inception) through December 31, 2021, the Company incurred and paid $20,000 in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per unit. The Private Units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

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

As a result of the Mergers, among other things, (i) all outstanding Company Shares will be cancelled in exchange for approximately 40 million Holdco Ordinary Shares valued at $10 per Holdco share, on a fully-diluted basis (as described below in more detail), subject to closing adjustments, (ii) each outstanding SPAC Unit will be automatically detached, (iii) each unredeemed outstanding share of the Company’s Common Stock will be cancelled in exchange for the right to receive one (1) Holdco Ordinary Share, and (iv) every ten (10) outstanding Company Rights will be cancelled and cease to exist in exchange for one (1) Holdco Ordinary Share.

Pursuant to the Business Combination Agreement, each AUM ordinary share issued and paid-up in the share capital of AUM shall be automatically cancelled and each AUM shareholder shall be entitled to receive, as consideration for such AUM ordinary share, such number of newly issued Holdco Ordinary Shares equal to the Company Exchange Ratio. The Company Exchange Ratio means the quotient obtained by dividing the Price per Company Share by $10.00 (ten dollars). The Price per Company Share is a dollar number, dividing the Purchase Price by the Fully-Diluted Company Shares. The Purchase Price is $400,000,000 plus the Post-Signing Investment Amount. Post-Signing Investment Amount means the amount of proceeds received by the AUM Companies from the sale of AUM Company Interests for not more than $10,000,000 in the aggregate after the Business Combination Agreement was signed and before the Closing. The number of Fully-Diluted Company Shares is the sum of (a) the total number of outstanding AUM ordinary shares and (b) the total number of AUM ordinary shares subject to issuance pursuant to the vested AUM options, in each case, as of immediately prior to the Closing.

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At December 31, 2022 and 2021, there were 2,125,900 shares of common stock issued and outstanding, excluding 1,934,108 and 6,900,000 of common stock subject to possible redemption which are presented as temporary equity, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets for the year ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$-	$2,553
Startup/Organization Expenses	133,921	29,106
Total deferred tax assets	133,921	31,659
Valuation Allowance	(133,921)	(31,659)
Deferred tax assets. Net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2022	For the period from April 8, 2021 (inception) through December 31, 2021
Federal
Current	$180,872	$-
Deferred	(102,262)	(31,659)

State
Current	-	-
Deferred	-	-

Change in valuation allowance	102,262	31,659
Income tax provision	$180,872	$-

As of December 31, 2022 and 2021, the Company have $0 and $12,159 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $102,262. For the period from April 8, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $31,659.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	For the period from April 8, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Merger & Acquisitions expenses	21.3%	0.0%
Interest & Penalties	0.1%
Change in valuation allowance	55.2%	(21.1)%
Income tax provision	97.6%	0.0%

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying balance sheets.

At December 31, 2022, assets held in the Trust Account were comprised of $19,572,432 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $231,220 of the interest earned on the Trust Account to pay franchise and income taxes and $50,129,447 in connection with the redemption of shares.

At December 31, 2021, assets held in the Trust Account were comprised of $69,000,843 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
December 31, 2022	Investments held in Trust Account - Mutual Fund	1	$19,572,432

December 31, 2021	Investments held in Trust Account - Mutual Fund	1	$69,000,843

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 27, 2023, the Company, the Target, AUM Biosciences Limited, a Cayman Islands exempted company (“Holdco”), AUM Biosciences Subsidiary Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 202238778Z and a direct wholly-owned subsidiary of Holdco (“Amalgamation Sub”), and AUM Biosciences Delaware Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Holdco (“Merger Sub”) entered into a joinder agreement pursuant to which Holdco, Amalgamation Sub, and Merger Sub joined the Business Combination Agreement as parties.

On February 10, 2023, the Company, the Target, Holdco, Amalgamation Sub, and Merger Sub entered into an amendment to Business Combination Agreement (the “Amendment”) to extend the Outside Date in the Business Combination Agreement from February 15, 2023 to May 15, 2023. No other changes were made to the Business Combination Agreement.

As previously reported, pursuant to the stockholders’ approval at the special meeting of stockholders held on December 20, 2022 (the “Special Meeting”), the Company, (1) filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on December 20, 2022, giving the Company the right to extend the date by which it has to complete a business combination (the “Business Combination Period”) from February 16, 2023 to May 16, 2023 and (2) entered into an amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, with Continental Stock Transfer & Trust Company, on December 20, 2022 (the “Trust Amendment”). The Trust Amendment provides that Company may extend the Business Combination Period by depositing $300,000 into the trust account.

The $300,000 was loaned to the Company, by the Sponsor. On February 15, 2023, SPAC issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial business combination with a target business. The Note will either be paid upon consummation of the Company’s initial business combination, or, at the Sponsor’s discretion, converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial business combination during the Business Combination Period. On February 15, 2023, SPAC extended the Business Combination Period from February 16, 2023 to May 16, 2023 by depositing $300,000 into the trust account.

On March 30, 2023, AUM, Mountain Crest, Holdco, Amalgamation Sub and Merger Sub signed an amendment No. 2 to Business Combination Agreement (the “Amendment No. 2”) to consent to the termination of the Stock Escrow Agreement, eliminate Mountain Crest’s right to designate a director of the Holdco Board, remove the Closing condition that Mountain Crest shall have net tangible assets of at least $5,000,001 on its pro forma consolidated balance sheet after giving effect to the Closing, and update the Company Interests issued and paid-up as of the Amalgamation Effective Time from 8,779,752 AUM ordinary shares to 9,841,118 AUM ordinary shares.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $108,001.90 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty.