Form 10-Q
period 2023-03-31
Mountain Crest Acquisition Corp. V
filed 2023-05-15
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 2,654,874 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$122,523	$259,408
Prepaid expenses	60,345	11,430
Investments held in Trust Account	20,038,974	19,572,432
TOTAL ASSETS	$20,221,842	$19,843,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$296,401	$319,873
Income taxes payable	223,375	180,872
Promissory note	102,877	-
Convertible note - related party	300,000	-
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	2,992,653	2,570,745

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 1,934,108 shares at redemption value of $10.35 and $10.11 per share as of March 31, 2023 and December 31, 2022, respectively	20,009,929	19,550,035

Stockholders’ Deficit
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,125,900 issued and outstanding (excluding 1,934,108 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	213	213
Additional paid-in capital	-	-
Accumulated deficit	(2,780,953)	(2,277,723)
Total Stockholders’ Deficit	(2,780,740)	(2,277,510)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,221,842	$19,843,270

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$218,230	$128,828
Loss from operations	(218,230)	(128,828)

Other income:
Interest earned on investments held in Trust Account	217,397	6,948
Total other income	217,397	6,948

Income (Loss) before provision for income taxes	(833)	(121,880)
Provision for income taxes	(42,503)	-
Net loss	$(43,336)	$(121,880)

Weighted average shares outstanding of redeemable common stock	1,934,108	6,900,000
Basic and diluted loss per share, redeemable common stock	$0.11	$(0.01)

Weighted average shares outstanding of non-redeemable common stock	2,125,900	2,125,900
Basic and diluted net loss per share, non-redeemable common stock	$(0.12)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,125,900	$213	$-	$(2,277,723)	$(2,277,510)

Accretion for common stock subject to redemption amount	-	-	-	(459,894)	(459,894)

Net loss	-	-	-	(43,336)	(43,336)

Balance – March 31, 2023	2,125,900	$213	$-	$(2,780,953)	$(2,780,740)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,125,900	$213	$-	$(1,602,712)	$(1,602,499)

Net loss	-	-	-	(121,880)	(121,880)

Balance – March 31, 2022	2,125,900	$213	$-	$(1,724,592)	$(1,724,379)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(43,336)	$(121,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(217,397)	(6,948)
Changes in operating assets and liabilities:
Prepaid expenses	(48,915)	(2,142)
Income taxes payable	42,503	-
Accounts payable and accrued expenses	79,405	2,533
Net cash used in operating activities	(187,740)	(128,437)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	50,855	1,142
Net cash (used in) provided by investing activities	(249,145)	1,142

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	-
Net cash provided by financing activities	300,000	-

Net Change in Cash	(136,885)	(127,295)
Cash – Beginning of period	259,408	474,538
Cash – End of period	$122,523	$347,243

Non-Cash Investing and Financing Activities:
Accretion for common stock subject to redemption amount	$459,894	$-
Conversion of accounts payable to promissory notes	$102,877	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2023

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The Company had until November 16, 2022 (or until February 16, 2023 if the Company has executed a definitive agreement for a Business Combination by November 16, 2022 but has not completed the Business Combination by such date) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of 18 months to complete a Business Combination (the “Combination Period”). On October 19, 2022, upon the upon the execution of a Business Combination Agreement, the period of time for the Company to complete a Business Combination under its amended and restated certificate of incorporation is extended for a period of 3 months from November 16, 2022 to February 16, 2023. Subsequently, as approved by its stockholders at the special meeting of Stockholders held on December 20, 2022 (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, with Continental Stock Transfer & Trust Company, on December 20, 2022 (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend the time for the Company to complete its business combination (the “Business Combination Period”) under the Trust Agreement for a period of 3 months from February 16, 2023 to May 16, 2023 and to the extent the Company’s Amended and Restated Certificate of Incorporation is amended to extend the Business Combination Period, by depositing $300,000 into the Company’s trust account (“Trust Account”). The Company extended the time it has to complete its initial business combination from February 16, 2023, to May 16, 2023 by depositing $300,000 into the trust account on February 15, 2023 (Note 6).

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 20, 2022, 4,965,892 shares were tendered for redemption.

On May 12, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation, giving the Company the right to extend the time to complete its business combination from May 16, 2023 to February 16, 2024. In connection with the Extension Amendment, stockholders holding 1,405,134 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (Note 9).

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 16, 2024 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 16, 2024. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 16, 2024.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $122,523 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $108,001.90 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. As of March 31, 2023, there was $102,877 outstanding under this Note.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 20, 2022, 4,965,892 shares were tendered for redemption.

Accordingly, at March 31, 2023 and December 31, 2022, 1,934,108 common stock subject to possible redemption is presented at redemption value of $10.35 and $10.11, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At March 31, 2023 and December 31, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Redemptions of Common stock on December 20, 2022	(50,129,447)
Plus:
Accretion of carrying value to redemption value	11,202,163
Common stock subject to possible redemption, December 31, 2022	19,550,035
Plus:
Accretion of carrying value to redemption value	459,894
Common stock subject to possible redemption, March 31, 2023	$20,009,929

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 5,102.40% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to merger and acquisition costs treated as permanent difference and expenditures, other than franchise taxes, treated as startup costs prior to operations which a valuation allowance on the deferred tax assets is applied.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of loss per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 48% for the redeemable Public Shares and 52% for the non-redeemable shares for the three months ended March 31, 2023, reflective of the respective participation rights.

The earnings per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31,
	2023		2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(239,729)	(263,501)	$(93,173)	(28,707)
Accretion of temporary equity to redemption value	459,894	-	-	-
Allocation of net income (loss)	$220,165	$(263,501)	$(93,173)	$(28,707)

Denominator:
Weighted-average shares outstanding	1,934,108	2,125,900	6,900,000	2,125,900

Basic and diluted net income (loss) per share	$0.11	$(0.12)	$(0.01)	$(0.01)

As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

In connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company on December 20, 2022, 4,965,892 shares were tendered for redemption.

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

MARCH 31, 2023

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

Administrative Services Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred and paid $30,000 in fees for these services, respectively.

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

On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial business combination with a target business. The Note will either be paid upon consummation of the Company’s initial business combination, or, at the Sponsor’s discretion, converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial business combination during the Business Combination Period. As of March 31, 2023 and December 31, 2022, there were $300,000 and $0, respectively, outstanding under this Note.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 6. COMMITMENTS & CONTINGENCIES

Professional Fee

The Company paid legal counsel a retainer of $25,000 upon filing the registration statement and $100,000 upon the closing of the Initial Public Offering and agreed to pay $50,000 upon closing of a business combination.

The Company entered into an agreement with its legal counsel relating to business combination services. The Company has accrued fees to its legal counsel in the amount of $25,000 upon execution of the agreement, $50,000 upon the execution of the business combination agreement with the target, and $25,000 upon the filing of a proxy statement or S-4 registration statement relating to the Company Merger with the SEC. In the event that the Company Merger does not close, and the Company receives a break-up fee or similar payment from the target company, the Company agrees to pay its legal counsel the balance of their fees, up to the amount of $300,000, from the payment, in which case the total fee shall not exceed $400,000 inclusive of the accrued payments set forth above. If the Company Merger is consummated, at closing legal counsel shall receive $400,000, inclusive of the accrued payments set forth above.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At March 31, 2023 and December 31, 2022, there were 2,125,900 shares of common stock issued and outstanding, excluding 1,934,108 of common stock subject to possible redemption which are presented as temporary equity.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

At March 31, 2023, assets held in the Trust Account were comprised of $20,038,974 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through March 31, 2023, the Company withdrew $282,075 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2022, assets held in the Trust Account were comprised of $19,572,432 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $231,220 of the interest earned on the Trust Account to pay franchise and income taxes and $50,129,447 in connection with the redemption of shares.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
March 31, 2023	Investments held in Trust Account - Mutual Fund	1	$20,038,974

December 31, 2022	Investments held in Trust Account - Mutual Fund	1	$19,572,432

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Notice of Delisting or Failure to Satisfy a Continued Listing rule or Standard; Transfer of Listing

On April 3, 2023, the Company, received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the Notice.

The Notice has no immediate effect on the listing of the Company’s securities on Nasdaq and in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until October 2, 2023, in which to regain compliance. In order to regain compliance, the MVLS of the Company must close at $50,000,000 or more for a minimum of ten consecutive days during this 180-day period.

Alternatively, the Company may consider applying for a transfer to The Nasdaq Capital Market before the expiry of the 180-day period. In order to transfer, the Company must submit an on-line transfer application, pay the $5,000 application fee, and meet The Nasdaq Capital Market’s continued listing requirement.

The Company has submitted its application for the transfer to The Nasdaq Capital Market. There can be no assurance that the Company will be able to regain compliance with the MVLS requirement, maintain compliance with the other Nasdaq continued listing requirements or transfer to The Nasdaq Capital Market.

Amendment No. 3 to the Business Combination Agreement

On April 19, 2023, the Company, the Target, Holdco, Amalgamation Sub, and Merger Sub entered into an Amendment No. 3 to Business Combination Agreement (the “Amendment No. 3”) to (1) amend the definition of “Fully-Diluted Company Shares” and (2) update the Company Interests issued and paid-up as of the Amalgamation Effective Time from 9,841,118 Company Ordinary Shares to 9,125,538 Company Ordinary Shares. No other changes were made to the Business Combination Agreement.

Special meeting of stockholders

On May 12, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend Business Combination Period from May 16, 2023 to February 16, 2024. In connection with the Extension Amendment, stockholders holding 1,405,134 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. On May 12, 2023, the Company filed the Extension Amendment with the Delaware Secretary of State, by which the Company extended the Business Combination Period from May 16, 2023 to February 16, 2024.

Filing of Registration statement on Form F-4

The Company and the Target have prepared and had Holdco file with the SEC a registration statement on Form F-4 (filed No. 333-270483) (as amended, the “Registration Statement”) in connection with the registration under the Securities Act of the Holdco’s ordinary shares pursuant to the Business Combination Agreement, and containing a proxy statement/prospectus for the purpose of the Company soliciting proxies from the Company’s stockholders to approve the Business Combination Agreement, the transactions and related matters at a special meeting of the Company’s stockholders and providing such stockholders an opportunity, in accordance with the Company’s organizational documents and initial public offering prospectus, to have their shares of the Company’s common stock redeemed. On May 12, 2023, the Registration Statement the Holdco was declared effective by the SEC.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On October 19, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with AUM Biosciences Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration 201810204D (the “Target”). On January 27, 2023, AUM Biosciences Limited, a Cayman Islands exempted company (“Holdco”), AUM Biosciences Subsidiary Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 202238778Z (“Amalgamation Sub”) and AUM Biosciences Delaware Merger Sub, Inc., a Delaware corporation (“Merger Sub”) executed a joinder agreement with Mountain Crest and AUM and joined the Business Combination Agreement as parties, thereby committing to be legally bound by the Business Combination Agreement. On February 10, 2023, AUM, Mountain Crest, Holdco, Amalgamation Sub and Merger Sub signed an amendment to Business Combination Agreement (the “Amendment”) to extend the Outside Date from February 15, 2023 to May 15, 2023. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Business Combination Agreement. Further, on March 30, 2023, the Company, the Target, Holdco, Amalgamation Sub, and Merger Sub entered into an amendment to Business Combination Agreement (the “Amendment No. 2”) to (1) consent to the termination of that certain stock escrow agreement, dated as of November 21, 2021, as amended, restated or otherwise modified from time to time, originally entered by and among the Company, the initial shareholders listed on the signature pages thereto, and Continental Stock Transfer & Trust Company, as escrow agent, (2) remove the Closing condition that the Company shall have net tangible assets of at least $5,000,001 on its pro forma consolidated balance sheet after giving effect to the Closing, (3) eliminate the Company’s right to designate a director of the Holdco Board and (4) update the Target interests issued and paid-up as of the Amalgamation Effective Time from 8,779,752 Target Ordinary Shares to 9,841,118 Target Ordinary Shares. No other changes were made to the Business Combination Agreement. On April 19, 2023, the Company, the Target, Holdco, Amalgamation Sub, and Merger Sub entered into an Amendment No. 3 to Business Combination Agreement (the “Amendment No. 3”) to (1) amend the definition of “Fully-Diluted Company Shares” and (2) update the Company Interests issued and paid-up as of the Amalgamation Effective Time from 9,841,118 Company Ordinary Shares to 9,125,538 Company Ordinary Shares. No other changes were made to the Business Combination Agreement.

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

Pursuant to the stockholders’ approval at the special meeting of stockholders held on December 20, 2022 (the “Special Meeting”), the Company, (1) filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on December 20, 2022, giving the Company the right to extend the date by which it has to complete a business combination (the “Business Combination Period”) from February 16, 2023 to May 16, 2023 and (2) entered into an amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, with Continental Stock Transfer & Trust Company, on December 20, 2022 (the “Trust Amendment”). The Trust Amendment provides that Company may extend the Business Combination Period by depositing $300,000 into the trust account. On February 15, 2023, the Company extended the time it has to complete its initial business combination from February 16, 2023, to May 16, 2023 by depositing $300,000 into the trust account on February 15, 2023.

On May 12, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend Business Combination Period from May 16, 2023 to February 16, 2024. In connection with the Extension Amendment, stockholders holding 1,405,134 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. On May 12, 2023, the Company filed the Extension Amendment with the Delaware Secretary of State, by which the Company extended the Business Combination Period from May 16, 2023 to February 16, 2024.

The Company and the Target have prepared and had Holdco file with the SEC a registration statement on Form F-4 (filed No. 333-270483) (as amended, the “Registration Statement”) in connection with the registration under the Securities Act of the Holdco’s ordinary shares pursuant to the Business Combination Agreement, and containing a proxy statement/prospectus for the purpose of the Company soliciting proxies from the Company’s stockholders to approve the Business Combination Agreement, the transactions and related matters at a special meeting of the Company’s stockholders and providing such stockholders an opportunity, in accordance with the Company’s organizational documents and initial public offering prospectus, to have their shares of the Company’s common stock redeemed. On May 12, 2023, the Registration Statement the Holdco was declared effective by the SEC.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $43,336, which consists of general and administrative expenses of $218,230 and provision for income taxes of $42,503, offset by interest earned on investments held in the Trust Account of $217,397.

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

For the three months ended March 31, 2023, cash used in operating activities was $187,740. Net loss of $43,336 was affected by interest earned on investments held in the Trust Account of $217,397. Changes in operating assets and liabilities provided $72,993 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $128,437. Net loss of $121,880 was affected by interest earned on investments held in the Trust Account of $6,948. Changes in operating assets and liabilities provided $7,689 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $20,038,974 (including $397,894 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $50,855 of the interest earned on the Trust Account to pay franchise and income taxes.

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

As of March 31, 2023, we had cash of $122,523 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. If $108,001.90 is paid in full on this promissory note no later than July 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. As of March 31, 2023, there was $102,877 outstanding under this Note.

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

Going Concern

As of the date of the filing of this Quarterly report on form 10-Q, the Company extended the time it has to complete its initial business combination from May 16, 2023 to February 16, 2024.

We have until February 16, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 16, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 48% for the Public Shares and 52% for the non-redeemable shares for the three months ended March 31, 2023, reflective of the respective participation rights.

As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Joinder Agreement, dated as of January 27, 2023, by and between Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd. and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 30, 2023)
2.2	Amendment to Business Combination Agreement, dated as of February 10, 2023, by and among Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd., and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 13, 2023)
2.3	Amendment No. 2 to Business Combination Agreement, dated as of March 30, 2023, by and among Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd., and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 30, 2023)
2.4	Amendment No. 3 to Business Combination Agreement, dated as of April 19, 2023, by and among Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd., and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 19, 2023)
3.1	Second Amendment to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp., V dated May 12, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 12, 2023)
10.1	Promissory Note issued by Mountain Crest Acquisition Corp. V to Mountain Crest Global Holdings LLC on February 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)
10.2	Promissory Note issued by UHY Advisors/UHY LLP to Mountain Crest Acquisition Corp. V on March 31, 2023 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Date: May 15, 2023	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)