Form 10-Q
period 2023-06-30
Mountain Crest Acquisition Corp. V
filed 2023-08-21
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 18, 2023, there were 2,654,874 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$96,449	$259,408
Prepaid expenses	35,000	11,430
Investments held in Trust Account	5,542,002	19,572,432
TOTAL ASSETS	$5,673,451	$19,843,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$505,515	$319,873
Income taxes payable	260,968	180,872
Excise taxes payable	145,910	-
Promissory note	102,877	-
Convertible note - related party	300,000	-
Interest payable	2,052	-
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,387,322	2,570,745

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 528,974 and 1,934,108 shares at redemption value of $10.45 and $10.11 per share as of June 30, 2023 and December 31, 2022, respectively	5,527,482	19,550,035

Stockholders’ Deficit
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,125,900 issued and outstanding (excluding 528,974 and 1,934,108 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	213	213
Additional paid-in capital	-	-
Accumulated deficit	(3,241,566)	(2,277,723)
Total Stockholders’ Deficit	(3,241,353)	(2,277,510)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,673,451	$19,843,270

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$322,349	$123,819	$540,579	$252,647
Loss from operations	(322,349)	(123,819)	(540,579)	(252,647)

Other income (expense):
Interest earned on investments held in Trust Account	148,448	93,173	365,845	100,121
Interest expense	(2,052)	-	(2,052)	-
Total other income, net	146,396	93,173	363,793	100,121

Loss before provision for income taxes	(175,953)	(30,646)	(176,786)	(152,526)
Provision for income taxes	(30,159)	(10,567)	(72,662)	(10,567)
Net loss	$(206,112)	$(41,213)	$(249,448)	$(163,093)

Weighted average shares outstanding of redeemable common stock	1,162,056	6,900,000	1,545,949	6,900,000
Basic and diluted (loss) income per share, redeemable common stock	$(0.10)	$(0.00)	$0.06	$(0.02)

Weighted average shares outstanding of non-redeemable common stock	2,125,900	2,125,900	2,125,900	2,125,900
Basic and diluted net loss per share, non-redeemable common stock	$(0.19)	$(0.01)	$(0.31)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,125,900	$213	$-	$(2,277,723)	$(2,277,510)

Accretion for common stock subject to redemption amount	-	-	-	(459,894)	(459,894)

Net loss	-	-	-	(43,336)	(43,336)

Balance – March 31, 2023	2,125,900	213	-	(2,780,953)	(2,780,740)

Accretion for common stock subject to redemption amount	-	-	-	(108,591)	(108,591)

Excise tax payable attributable to redemption of common stock	-	-	-	(145,910)	(145,910)

Net loss	-	-	-	(206,112)	(206,112)

Balance – June 30, 2023	2,125,900	$213	$-	$(3,241,566)	$(3,241,353)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,125,900	$213	$-	$(1,602,712)	$(1,602,499)

Net loss	-	-	-	(121,880)	(121,880)

Balance – March 31, 2022	2,125,900	213	-	(1,724,592)	(1,724,379)

Accretion for common stock subject to redemption amount	-	-	-	(31,196)	(31,196)

Net loss	-	-	-	(41,213)	(41,213)

Balance – June 30, 2022	2,125,900	$213	$-	$(1,797,001)	$(1,796,788)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(249,448)	$(163,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(365,845)	(100,121)
Interest expense	2,052	-
Changes in operating assets and liabilities:
Prepaid expenses	(23,570)	(35,217)
Income taxes payable	80,096	10,567
Accounts payable and accrued expenses	288,519	6,168
Net cash used in operating activities	(268,196)	(281,696)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	105,237	1,142
Cash withdrawn from Trust Account in connection with redemption	14,591,038	-
Net cash provided by investing activities	14,396,275	1,142

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	-
Redemption of common stock	(14,591,038)	-
Net cash used in financing activities	(14,291,038)	-

Net Change in Cash	(162,959)	(280,554)
Cash – Beginning of period	259,408	474,538
Cash – End of period	$96,449	$193,984

Non-Cash Investing and Financing Activities:
Accretion for common stock subject to redemption amount	$568,485	$31,196
Excise tax payable attributable to redemption of common stock	$145,910	$-
Conversion of accounts payable to promissory notes	$102,877	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2021. On November 16, 2021, the Company consummated the Initial Public Offering of 6,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the public shares sold in the Initial Public Offering (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $60,000,000, which is described in Note 3.

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

JUNE 30, 2023

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

The Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, as amended (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Insider Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to (i) waive its redemption rights with respect to Insider Shares, Private Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination and (ii) not to propose an amendment to the Company’s Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Sponsor will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period (defined below).

The Company had until November 16, 2022 (or until February 16, 2023 if the Company has executed a definitive agreement for a Business Combination by November 16, 2022 but has not completed the Business Combination by such date) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of 18 months to complete a Business Combination (the “Combination Period”). On October 19, 2022, upon the upon the execution of a Business Combination Agreement, the period of time for the Company to complete a Business Combination under its Charter is extended for a period of 3 months from November 16, 2022 to February 16, 2023. Subsequently, as approved by its stockholders at the special meeting of stockholders held on December 20, 2022, the Company entered into an amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, with Continental Stock Transfer & Trust Company, on December 20, 2022 (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend the Combination Period under the Trust Agreement for a period of 3 months from February 16, 2023 to May 16, 2023 and to the extent the Company’s Charter is amended to extend the Combination Period, by depositing $300,000 into the Company’s trust account (“Trust Account”). The Company extended the Combination Period from February 16, 2023, to May 16, 2023 by depositing $300,000 into the trust account on February 15, 2023 (Note 6).

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

In connection with the stockholders’ vote at the special meeting of stockholders held by the Company on December 20, 2022, 4,965,892 shares were tendered for redemption.

On April 3, 2023, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company’s listed securities failed to satisfy the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until October 2, 2023, in which to regain compliance with the MVLS Requirement.

On April 7, 2023, the Company submitted its application to transfer the listing of its securities from The Nasdaq Global Market to The Nasdaq Capital Market.

On May 12, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s Charter, giving the Company the right to extend Combination Period from May 16, 2023 to February 16, 2024. In connection with the Extension Amendment, stockholders holding 1,405,134 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

On May 18, 2023, the Company received a second notice (the “May 18, 2023 Notice”) from Nasdaq, stating that the Company no longer satisfies the requirement to maintain a minimum of 1,100,000 publicly held shares (the “PHS Requirement”) for continued listing on The Nasdaq Global Market, according to the number of publicly held shares reported on its Form 8-K for May 12, 2023. The Company has been provided 45 calendar days, or until July 3, 2023, to submit a plan to Nasdaq to regain compliance with the PHS Requirement. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notice, or until November 14, 2023, to evidence compliance with the PHS Requirement. If the plan is not accepted, the Company will have the right to appeal, and the Company’s securities would remain listed on The Nasdaq Global Market until completion of the appeal process.

On June 27, 2023, the Company received a third notice from Nasdaq stating that the Company’s listed securities failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 which is a requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”) based upon the Company’s MVPHS for the 30 consecutive business days prior to the date of the notice. In accordance with Nasdaq Listing 5810(c)(3)(D), the Company has been provided a period of 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVPHS Requirement.

On June 30, 2023, in response to Nasdaq’s May 18, 2023 Notice, the Company submitted a plan to Nasdaq to regain compliance with the PHS Requirement.

On July 18, 2023, the Company received a determination letter from Nasdaq advising it that the Nasdaq Staff has accepted the Company’s plan to regain compliance with the PHS Requirement provided that, on or before November 14, 2023, the Company must file with the SEC and Nasdaq a public document containing its current total shares outstanding and a beneficial ownership table in accordance with the SEC Proxy Rules. If the Company fails to file such public document by November 14, 2023, the Company may receive a notice that its securities will be delisted. In that case, the Company will have the opportunity to appeal that decision to a Listing Qualifications Panel.

On August 21, 2023, the Company held a general stockholders’ meeting at which the shareholders approved the following proposals:

(1) A proposal to amend the Company’s Charter, as follows: (a) to modify the terms and extend the Combination Period to November 16, 2024, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023 by revising paragraph E of Article Sixth of the Charter; (b) to eliminate the requirement to maintain $5,000,001 of net tangible book value prior to or upon consummation of a Business Combination by eliminating such requirement set forth in paragraph D of Article Sixth of the Charter; and (c) to permit prior to a Business Combination the issuance of common stock or securities convertible into common stock or the issuance of securities which vote as a class with the common stock on a business combination by eliminating the restrictions on such issuances set forth in paragraph G of Article Sixth of the Charter;

(2) A proposal to remove the restriction proscribing the Company from consummating an initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau);

(3) A proposal to elect two (2) directors to serve until the 2026 annual meeting and until their respective successors have been duly elected and qualified or until his or her earlier resignation, removal or death; and

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

(4) A proposal to ratify the appointment of UHY LLP, as the Company’s independent registered public accounting firm for the year ending December 31, 2023

In connection with the stockholders’ vote at the annual meeting of stockholders held by the Company on August 21, 2023, 9,653 shares were tendered for redemption. On August 21, 2023, the Company filed the No. 3 amendment to the Charter in connection with the annual meeting.

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

JUNE 30, 2023

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

On May 12, 2023, the Company’s stockholders elected to redeem 1,405,134 shares for a total of $14,591,037. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2023, the Company recorded $145,910 of excise tax liability calculated as 1% of the shares redeemed.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $96,449 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial business combination with a target business. The Note will either be paid upon consummation of the Company’s initial business combination, or, at the Sponsor’s discretion, converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial business combination during the Combination Period.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven (Note 9). The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. As of June 30, 2023, there was $102,877 outstanding under this Note. $2,052 of interest was accrued through June 30, 2023 which is presented as interest payable in the accompanying balance sheets.

On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company had no cash equivalents.

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

JUNE 30, 2023

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

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022 and May 12, 2023, 4,965,892 and 1,405,134 shares were tendered for redemption, respectively.

Accordingly, at June 30, 2023 and December 31, 2022, 528,974 and 1,934,108 shares of common stock subject to possible redemption is presented at redemption value of $10.45 and $10.11, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At June 30, 2023 and December 31, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Redemptions of Common stock on December 20, 2022	(50,129,447)
Plus:
Accretion of carrying value to redemption value	11,202,163
Common stock subject to possible redemption, December 31, 2022	19,550,035
Plus:
Accretion of carrying value to redemption value	459,894
Common stock subject to possible redemption, March 31, 2023	$20,009,929
Less:
Redemptions of Common Stock on May 10, 2023	(14,591,038)
Plus:
Accretion of carrying value to redemption value	108,591
Common stock subject to possible redemption, June 30, 2023	$5,527,482

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 17.14% and 34.48% for the three months ended June 30, 2023 and 2022, respectively, and 41.10% and 6.93% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to merger and acquisition costs treated as permanent difference and expenditures, other than franchise taxes, treated as startup costs prior to operations which a valuation allowance on the deferred tax assets is applied.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of (loss) income per redeemable public share and (loss) income per non-redeemable share following the two-class method of loss per share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total (loss) income allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 35% for the redeemable Public Shares and 65% for the non-redeemable shares for the three months ended June 30, 2023 and 42% for the redeemable Public Shares and 58% for the non-redeemable shares for the six months ended June 30, 2023, reflective of the respective participation rights.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The earnings per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(224,939)	$(411,510)	$(55,354)	$(17,055)	$(479,836)	$(659,843)	$(148,527)	$(45,762)
Accretion of temporary equity to redemption value	$108,591	-	$31,196	-	$568,485	$-	$31,196	$-
Allocation of net income (loss)	$(116,348)	(411,510)	$(24,158)	(17,055)	$88,649	$(659,843)	$(117,331)	$(45,762)

Denominator:
Weighted-average shares outstanding	1,162,056	2,125,900	6,900,000	2,125,900	1,545,949	2,125,900	6,900,000	2,125,900

Basic and diluted net income (loss) per share	$(0.10)	$(0.19)	$(0.00)	$(0.00)	$0.06	$(0.31)	$(0.02)	$(0.02)

As of June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

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

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022 and May 12, 2023, 4,965,892 and 1,405,134 shares of stock were tendered for redemption, respectively.

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

JUNE 30, 2023

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

Administrative Services Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and six months ended June 30, 2023 and 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

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

On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial business combination with a target business. The Note will either be paid upon consummation of the Company’s initial business combination, or, at the Sponsor’s discretion, converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial business combination during the Combination Period. As of June 30, 2023 and December 31, 2022, there were $300,000 and $0, respectively, outstanding under this Note. On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2024.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Business Combination Agreement

On October 19, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with AUM Biosciences Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration 201810204D (“AUM”).

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Based upon the execution of the Business Combination Agreement, the period of time for the Company to complete a business combination under its Charter was extended for a period of three months from November 16, 2022 to February 16, 2023. Additionally, the Company elected to extend the time to complete the business combination for another three-month period to May 16, 2023 by depositing certain funds into its trust account as set forth in its certificate of incorporation and its investment management trust agreement with Continental Stock Transfer & Trust Company.

The Business Combination Agreement was subsequently amended on February 10, 2023, March 30, 2023 and April 19, 2023. On January 27, 2023, AUM Biosciences Limited, a Cayman Islands exempted company (“Holdco”), AUM Biosciences Subsidiary Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 202238778Z and a direct, wholly-owned subsidiary of Holdco, and AUM Biosciences Delaware Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Holdco, executed a joinder agreement with the Company and AUM and joined the Business Combination Agreement as parties. The Business Combination Agreement would have provided, subject to its terms and conditions, for the initial business combination of the Company (the “Business Combination”). On May 22, 2023, the Company filed a definitive proxy statement on Schedule 14A, as amended on May 24, 2023 to solicit its stockholders’ voting on the Business Combination Agreement, among other proposals, at a special meeting of stockholders scheduled to be held on June 23, 2023 at 10:00 a.m., Eastern Time, or any postponement or adjournment. The proxy statement also provides that the Company’s stockholders may request to redeem his/her shares by submitting the request in writing to the Company’s transfer agent by June 21, 2023. On June 8, 2023, the Company received a termination notice from AUM. The Notice terminated the Business Combination Agreement as of June 8, 2023.

Based on the termination of the Business Combination Agreement, on June 16, 2023, the Company’s board of directors adopted a resolution to cancel the special meeting. Accordingly, the special meeting was not held on June 23, 2023, and the Company’s transfer agent did not process any share redemption requests that may have been submitted by stockholders of the Company.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At June 30, 2023 and December 31, 2022, there were 2,125,900 shares of common stock issued and outstanding, excluding 528,974 and 1,934,108 of common stock subject to possible redemption which are presented as temporary equity, respectively.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Charter with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments–- Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying balance sheets.

At June 30, 2023, assets held in the Trust Account were comprised of $5,542,002 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2023, the Company withdrew $105,237 of the interest earned on the Trust Account to pay franchise and income taxes and $14,591,038 in connection with redemptions.

At December 31, 2022, assets held in the Trust Account were comprised of $19,572,432 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $231,220 of the interest earned on the Trust Account to pay franchise and income taxes and $50,129,447 in connection with the redemption of shares.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2023	Investments held in Trust Account–- Mutual Fund	1	$5,542,002

December 31, 2022	Investments held in Trust Account–- Mutual Fund	1	$19,572,432

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

On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven.

On August 21, 2023, the Company filed the No. 3 amendment to the Charter (a) to modify the terms and extend the Combination Period to November 16, 2024, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023 by revising paragraph E of Article Sixth of the Charter; (b) to eliminate the requirement to maintain $5,000,001 of net tangible book value prior to or upon consummation of a Business Combination by eliminating such requirement set forth in paragraph D of Article Sixth of the Charter; and (c) to permit prior to a Business Combination the issuance of common stock or securities convertible into common stock or the issuance of securities which vote as a class with the common stock on a business combination by eliminating the restrictions on such issuances set forth in paragraph G of Article Sixth of the Charter.

In connection with the stockholders’ vote at the annual meeting of stockholders held by the Company on August 21, 2023, 9,653 shares were tendered for redemption.

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

Recent Developments

On October 19, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with AUM Biosciences Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration 201810204D (“AUM”).

The Business Combination Agreement was subsequently amended on February 10, 2023, March 30, 2023 and April 19, 2023. On January 27, 2023, AUM Biosciences Limited, a Cayman Islands exempted company (“Holdco”), AUM Biosciences Subsidiary Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 202238778Z and a direct, wholly-owned subsidiary of Holdco, and AUM Biosciences Delaware Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Holdco, executed a joinder agreement with the Company and AUM and joined the Business Combination Agreement as parties. The Business Combination Agreement would have provided, subject to its terms and conditions, for the initial business combination of the Company (the “Business Combination”). On May 22, 2023, the Company filed a definitive proxy statement on Schedule 14A, as amended on May 24, 2023 to solicit its stockholders’ voting on the Business Combination Agreement, among other proposals, at a special meeting of stockholders scheduled to be held on June 23, 2023 at 10:00 a.m., Eastern Time, or any postponement or adjournment. The proxy statement also provides that the Company’s stockholders may request to redeem his/her shares by submitting the request in writing to the Company’s transfer agent by June 21, 2023. On June 8, 2023, the Company received a termination notice from AUM. The Notice terminated the Business Combination Agreement as of June 8, 2023.

Based on the termination of the Business Combination Agreement, on June 16, 2023, the Company’s board of directors adopted a resolution to cancel the special meeting. Accordingly, the special meeting was not held on June 23, 2023, and the Company’s transfer agent did not process any share redemption requests that may have been submitted by stockholders of the Company.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty.

On April 3, 2023, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company’s listed securities failed to satisfy the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until October 2, 2023, in which to regain compliance with the MVLS Requirement.

On April 7, 2023, the Company submitted its application to transfer the listing of its securities from The Nasdaq Global Market to The Nasdaq Capital Market.

On May 12, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s Charter, giving the Company the right to extend Combination Period from May 16, 2023 to February 16, 2024. In connection with the Extension Amendment, stockholders holding 1,405,134 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. On May 12, 2023, the Company filed the Extension Amendment with the Delaware Secretary of State, by which the Company extended the Combination Period from May 16, 2023 to February 16, 2024.

On May 18, 2023, the Company received a second notice (the “May 18, 2023 Notice”) from Nasdaq, stating that the Company no longer satisfies the requirement to maintain a minimum of 1,100,000 publicly held shares (the “PHS Requirement”) for continued listing on The Nasdaq Global Market, according to the number of publicly held shares reported on its Form 8-K for May 12, 2023. The Company has been provided 45 calendar days, or until July 3, 2023, to submit a plan to Nasdaq to regain compliance with the PHS Requirement. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notice, or until November 14, 2023, to evidence compliance with the PHS Requirement. If the plan is not accepted, the Company will have the right to appeal, and the Company’s securities would remain listed on The Nasdaq Global Market until completion of the appeal process.

On June 27, 2023, the Company received a third notice from Nasdaq stating that the Company’s listed securities failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 which is a requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”) based upon the Company’s MVPHS for the 30 consecutive business days prior to the date of the notice. In accordance with Nasdaq Listing 5810(c)(3)(D), the Company has been provided a period of 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVPHS Requirement.

On June 30, 2023, in response to Nasdaq’s May 18, 2023 Notice, the Company submitted a plan to Nasdaq to regain compliance with the PHS Requirement.

On July 18, 2023, the Company received a determination letter from Nasdaq advising it that the Nasdaq Staff has accepted the Company’s plan to regain compliance with the PHS Requirement provided that, on or before November 14, 2023, the Company must file with the SEC and Nasdaq a public document containing its current total shares outstanding and a beneficial ownership table in accordance with the SEC Proxy Rules. If the Company fails to file such public document by November 14, 2023, the Company may receive a notice that its securities will be delisted. In that case, the Company will have the opportunity to appeal that decision to a Listing Qualifications Panel.

On August 21, 2023, the Company held a general stockholders’ meeting at which the shareholders approved the following proposals:

(1) A proposal to amend the Company’s Charter, as follows: (a) to modify the terms and extend the Combination Period to November 16, 2024, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023 by revising paragraph E of Article Sixth of the Charter; (b) to eliminate the requirement to maintain $5,000,001 of net tangible book value prior to or upon consummation of a Business Combination by eliminating such requirement set forth in paragraph D of Article Sixth of the Charter; and (c) to permit prior to a Business Combination the issuance of common stock or securities convertible into common stock or the issuance of securities which vote as a class with the common stock on a business combination by eliminating the restrictions on such issuances set forth in paragraph G of Article Sixth of the Charter;

(2) A proposal to remove the restriction proscribing the Company from consummating an initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau);

(3) A proposal to elect two (2) directors to serve until the 2026 annual meeting and until their respective successors have been duly elected and qualified or until his or her earlier resignation, removal or death; and

(4) A proposal to ratify the appointment of UHY LLP, as our independent registered public accounting firm for the year ending December 31, 2023.

On August 21, 2023, the Company filed the No. 3 amendment to the Charter in connection with the annual meeting.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $206,112, which consists of general and administrative expenses of $322,349, interest expense of $2,052 and provision for income taxes of $30,159, offset by interest earned on investments held in the Trust Account of $148,448.

For the three months ended June 30, 2022, we had a net loss of $41,213, which consists of general and administrative expenses of $123,819 and a provision for income taxes of $10,567, offset by interest earned on investments held in the Trust Account of $93,173.

For the six months ended June 30, 2023, we had a net loss of $249,448, which consists of general and administrative expenses of $540,579l, interest expense of $2,052 and provision for income taxes of $72,662, offset by interest earned on investments held in the Trust Account of $365,845.

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

For the six months ended June 30, 2023, cash used in operating activities was $268,196. Net loss of $249,448 was affected by interest earned on investments held in the Trust Account of $365,845 and interest expense of $2,052. Changes in operating assets and liabilities provided $345,045 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $281,696. Net loss of $163,093 was affected by interest earned on investments held in the Trust Account of $100,121. Changes in operating assets and liabilities used $18,482 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $5,542,002 (including $506,670 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn $105,237 of the interest earned on the Trust Account to pay franchise and income taxes and $14,591,038 in connection with redemptions2.

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

As of June 30, 2023, we had cash of $96,449 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial business combination with a target business. The Note will either be paid upon consummation of the Company’s initial business combination, or, at the Sponsor’s discretion, converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial business combination during the Combination Period. On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2024.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. As of June 30, 2023, there was $102,877 outstanding under this Note. $2,052 of interest was accrued through June 30, 2023 which is presented as interest payable in the accompanying balance sheets.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of (loss) income per redeemable public share and (loss) income per non-redeemable share following the two-class method of (loss) income per share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, we first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total (loss) income allocable to both sets of shares, we split the amount to be allocated using a ratio of 35% for the Public Shares and 65% for the non-redeemable shares for the three months ended June 30, 2023 and 42% for the Public Shares and 58% for the non-redeemable shares for the six months ended June 30, 2023, reflective of the respective participation rights.

As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Third Amendment to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp., V dated August 21, 2023
10.1	Amendment to Promissory Note between Mountain Crest Acquisition Corp. V and Mountain Crest Global Holdings LLC dated May 16, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Date: August 21, 2023	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)