Form 10-Q
period 2023-09-30
Mountain Crest Acquisition Corp. V
filed 2023-11-21
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 20, 2023, there were 3,170,221 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$11,334	$259,408
Prepaid expenses	17,500	11,430
Investments held in Trust Account	5,488,143	19,572,432
TOTAL ASSETS	$5,516,977	$19,843,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$567,460	$319,873
Income taxes payable	274,758	180,872
Excise taxes payable	146,924	-
Promissory note	102,877	-
Interest payable	4,126	-
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,166,145	2,570,745

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 519,321 and 1,934,108 shares at redemption value of $10.54 and $10.11 per share as of September 30, 2023, and December 31, 2022, respectively	5,475,164	19,550,035

Stockholders’ Deficit
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,650,900 and 2,125,900 issued and outstanding (excluding 519,321 and 1,934,108 shares subject to possible redemption) as of September 30, 2023, and December 31, 2022, respectively	266	213
Additional paid-in capital	2,050,893	-
Accumulated deficit	(5,175,491)	(2,277,723)
Total Stockholders’ Deficit	(3,124,332)	(2,277,510)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,516,977	$19,843,270

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$1,988,611	$211,056	$2,529,190	$463,703
Loss from operations	(1,988,611)	(211,056)	(2,529,190)	(463,703)

Other income (expense):
Interest earned on investments held in Trust Account	71,564	311,385	437,409	411,506
Interest expense	(2,074)	-	(4,126)	-
Total other income, net	69,490	311,385	433,283	411,506

(Loss) income before provision for income taxes	(1,919,121)	100,329	(2,095,907)	(52,197)
Provision for income taxes	(13,790)	(58,680)	(86,452)	(69,247)
Net (loss) income	$(1,932,911)	$41,649	$(2,182,359)	$(121,444)

Weighted average shares outstanding of redeemable common stock	524,672	6,900,000	1,201,783	6,900,000
Basic and diluted (loss) income per share, redeemable common stock	$(0.63)	$0.01	$(0.42)	$(0.00)

Weighted average shares outstanding of non-redeemable common stock	2,228,617	2,125,900	2,160,515	2,125,900
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.72)	$(0.02)	$(0.93)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,125,900	$213	$-	$(2,277,723)	$(2,277,510)

Accretion for common stock subject to redemption amount	-	-	-	(459,894)	(459,894)

Net loss	-	-	-	(43,336)	(43,336)

Balance – March 31, 2023	2,125,900	213	-	(2,780,953)	(2,780,740)

Accretion for common stock subject to redemption amount	-	-	-	(108,591)	(108,591)

Excise tax payable attributable to redemption of common stock	-	-	-	(145,910)	(145,910)

Net loss	-	-	-	(206,112)	(206,112)

Balance – June 30, 2023	2,125,900	213	-	(3,241,566)	(3,241,353)

Accretion for common stock subject to redemption amount	-	-	(49,054)	-	(49,054)

Excise tax payable attributable to redemption of common stock	-	-	-	(1,014)	(1,014)

Conversion of Promissory Note payable	75,000	8	299,992	-	300,000

Conversion of Vendor liability	450,000	45	1,799,955	-	1,800,000

Net loss	-	-	-	(1,932,911)	(1,932,911)

Balance – September 30, 2023	2,650,900	$266	$2,050,893	$(5,175,491)	$(3,124,332)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,125,900	$213	$-	$(1,602,712)	$(1,602,499)

Net loss	-	-	-	(121,880)	(121,880)

Balance – March 31, 2022	2,125,900	213	-	(1,724,592)	(1,724,379)

Accretion for common stock subject to redemption amount	-	-	-	(31,196)	(31,196)

Net loss	-	-	-	(41,213)	(41,213)

Balance – June 30, 2022	2,125,900	213	-	(1,797,001)	(1,796,788)

Accretion for common stock subject to redemption amount	-	-	-	(229,305)	(229,305)

Net income	-	-	-	41,649	41,649

Balance – September 30, 2022	2,125,900	$213	$-	$(1,984,657)	$(1,984,444)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,182,359)	$(121,444)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest earned on investments held in Trust Account	(437,409)	(411,506)
Interest expense	4,126	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,070)	77,553
Income taxes payable	93,886	57,226
Accounts payable and accrued expenses	2,150,464	69,247
Net cash used in operating activities	(377,362)	(328,924)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	129,288	13,001
Cash withdrawn from Trust Account in connection with redemption	14,692,410	-
Net cash provided by investing activities	14,521,698	13,001

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	-
Redemption of common stock	(14,692,410)	-
Net cash used in financing activities	(14,392,410)	-

Net Change in Cash	(248,074)	(315,923)
Cash – Beginning of period	259,408	474,538
Cash – End of period	$11,334	$158,615

Non-Cash Investing and Financing Activities:
Accretion for common stock subject to redemption amount	$617,539	$260,501
Excise tax payable attributable to redemption of common stock	$146,924	$-
Conversion of accounts payable to promissory notes	$102,877	$-
Conversion of convertible promissory note - related party	$300,000	$-
Conversion of vendor liability	$1,800,000	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mountain Crest Acquisition Corp. V (the “Company”) is a blank check company that was incorporated in Delaware on April 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on private companies in North America and Asia Pacific regions that have positive operating cash flow or compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2021. On November 16, 2021, the Company consummated the Initial Public Offering of 6,000,000 units (the “Units”) and, with respect to the shares of common stock, par value $0.0001 per share (the “Common Stock”) included in the Units sold, the public shares sold in the Initial Public Offering (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $60,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Global Holdings LLC (the “Sponsor”) generating gross proceeds of $2,050,000, which is described in Note 4.

Following the closing of the Initial Public Offering on November 16, 2021, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which was invested in money market funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

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

Transaction costs amounted to $5,090,361 consisting of $1,380,000 of underwriting fees, $2,070,000 of deferred underwriting fees and $1,640,361 of other offering costs (which includes $1,383,617 of Representative Shares (as defined in Note 6) at fair value. See Note 6).

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, as amended (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Insider Shares (as defined in Note 5), Private Shares and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The Sponsor has agreed to (i) waive its redemption rights with respect to Insider Shares, Private Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination and (ii) not to propose an amendment to the Company’s Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Sponsor will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the period of time for the Company to complete a Business Combination (the “

 Combination Period”).

The Company initially had until November 16, 2022 (or until February 16, 2023 if the Company had executed a definitive agreement for a Business Combination by November 16, 2022 but had not completed the Business Combination by such date) to consummate a Business Combination. On October 19, 2022, upon the upon the execution of a Business Combination Agreement, the Combination Period under its Charter was extended for a period of 3 months from November 16, 2022 to February 16, 2023. Subsequently, as approved by its stockholders at the special meeting of stockholders held on December 20, 2022, the Company entered into an amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, with Continental Stock Transfer & Trust Company, on December 20, 2022 (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company extended the Combination Period from February 16, 2023 to May 16, 2023 by depositing $300,000 into the Company’s trust account (the “Trust Account”) on February 15, 2023 (Note 6).

In connection with the stockholders’ vote at the special meeting of stockholders held by the Company on December 20, 2022, 4,965,892 shares were tendered for redemption.

On April 3, 2023, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company’s listed securities failed to satisfy the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market (the “Global Market”) in accordance with Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the notice. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until October 2, 2023, in which to regain compliance with the MVLS Requirement.

On April 7, 2023, the Company submitted its application to transfer the listing of its securities from the Global Market to The Nasdaq Capital Market (the “Capital Market”).

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

On May 18, 2023, the Company received a second notice (the “May 18, 2023 Notice”) from Nasdaq, stating that the Company no longer satisfies the requirement to maintain a minimum of 1,100,000 publicly held shares (the “PHS Requirement”) for continued listing on the Global Market, according to the number of publicly held shares reported on its Form 8-K for May 12, 2023. The Company was provided 45 calendar days, or until July 3, 2023, to submit a plan to Nasdaq to regain compliance with the PHS Requirement.

On June 27, 2023, the Company received a third notice from Nasdaq stating that the Company’s listed securities failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 which is a requirement for continued listing on the Global Market in accordance with Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”) based upon the Company’s MVPHS for the 30 consecutive business days prior to the date of the notice. In accordance with Nasdaq Listing 5810(c)(3)(D), the Company was provided a period of 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVPHS Requirement.

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

As approved by its stockholders at the annual meeting held on August 21, 2023, the Company filed the No. 3 amendment to the Charter (a) to modify the terms and extend the Combination Period to November 16, 2024, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023 by revising paragraph E of Article Sixth of the Charter; (b) to eliminate the requirement to maintain $5,000,001 of net tangible book value prior to or upon consummation of a Business Combination by eliminating such requirement set forth in paragraph D of Article Sixth of the Charter; and (c) to permit prior to a Business Combination the issuance of Common Stock or securities convertible into Common Stock or the issuance of securities which vote as a class with the Common Stock on a Business Combination by eliminating the restrictions on such issuances set forth in paragraph G of Article Sixth of the Charter.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. The impact of these conflicts and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

On May 12, 2023, the Company’s stockholders elected to redeem 1,405,134 shares for a total of $14,591,037. On August 21, 2023, the Company’s stockholders elected to redeem 9,653 shares for a total of $101,373. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $146,924 of excise tax liability calculated as 1% of the shares redeemed.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 16, 2024 to consummate the proposed Business Combination, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 16, 2024. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 16, 2024.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2023, the Company had $11,334 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001.90), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. As of September 30, 2023, there was $102,877 outstanding under this note. $4,126 of interest was accrued through September 30, 2023 which is presented as interest payable in the accompanying balance sheets.

On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2024. On September 13, 2023, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock (Note 6).

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Interest income earned on these investments is fully reinvested into the Investments held in the Trust Account and therefore considered as an adjustment to reconcile net profit/(loss) to net cash used in operating activities in the Statements of Cash Flows. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of Business Combination.

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

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022, May 12, 2023 and August 21, 2023, 4,965,892, 1,405,134 and 9,653 shares of Common Stock were tendered for redemption, respectively.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Accordingly, at September 30, 2023 and December 31, 2022, 519,321 and 1,934,108 shares of Common Stock subject to possible redemption is presented at redemption value of $10.54 and $10.11, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At September 30, 2023 and December 31, 2022, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Redemptions of Common stock on December 20, 2022	(50,129,447)
Plus:
Accretion of carrying value to redemption value	11,202,163
Common stock subject to possible redemption, December 31, 2022	19,550,035
Plus:
Accretion of carrying value to redemption value	459,894
Common stock subject to possible redemption, March 31, 2023	$20,009,929
Less:
Redemptions of Common Stock on May 10, 2023	(14,591,038)
Plus:
Accretion of carrying value to redemption value	108,591
Common stock subject to possible redemption, June 30, 2023	$5,527,482
Less:
Redemptions of Common Stock on August 21, 2023	(101,372)
Plus:
Accretion of carrying value to redemption value	49,054
Common stock subject to possible redemption, September 30, 2023	$5,475,165

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 0.72% and 58.49% for the three months ended September 30, 2023 and 2022, respectively, and 4.12% and 132.66% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to merger and acquisition costs treated as permanent difference and expenditures, other than franchise taxes, treated as startup costs prior to operations which a valuation allowance on the deferred tax assets is applied.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of (loss) income per redeemable public share and (loss) income per non-redeemable share following the two-class method of (loss) income per share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total (loss) income allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 19% for the redeemable Public Shares and 81% for the non-redeemable shares for the three months ended September 30, 2023 and 36% for the redeemable Public Shares and 64% for the non-redeemable shares for the nine months ended September 30, 2023, reflective of the respective participation rights.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The (loss) earnings per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income including accretion of temporary equity	$(378,325)	$(1,606,986)	$(143,457)	$(44,199)	$(1,116,962)	$(2,008,028)	$(291,984)	$(89,961)
Accretion of temporary equity to redemption value	$49,054	-	$229,305	-	$617,539	$-	$260,501	$-
Allocation of net (loss) income	$(329,271)	(1,606,986)	$85,848	(44,199)	$(499,423)	$(2,008,028)	$(31,483)	$(89,961)

Denominator:
Weighted-average shares outstanding	524,672	2,228,617	6,900,000	2,125,900	1,201,783	2,160,515	6,900,000	2,125,900

Basic and diluted net (loss) income per share	$(0.63)	$(0.72)	$0.01	$(0.02)	$(0.42)	$(0.93)	$(0.00)	$(0.04)

As of September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2023.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022, May 12, 2023 and August 21, 2023, 4,965,892, 1,405,134 and 9,653 shares of Common Stock were tendered for redemption, respectively.

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

Administrative Services Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and nine months ended September 30, 2023 and 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

On September 13, 2023, as approved by the Company’s audit committee, the Company entered into the Note Conversion Agreement with the Sponsor, to convert the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock (Note 6).

As of September 30, 2023 and December 31, 2022, there were no outstanding amounts under this Note.

NOTE 6. COMMITMENTS & CONTINGENCIES

Professional Fee

The Company paid legal counsel a retainer of $25,000 upon filing the registration statement and $100,000 upon the closing of the Initial Public Offering and agreed to pay $50,000 upon closing of a Business Combination.

The Company entered into an agreement with its legal counsel relating to Business Combination services. The Company has accrued fees to its legal counsel in the amount of $25,000 upon execution of the agreement, $50,000 upon the execution of the Business Combination agreement with the target, and $25,000 upon the filing of a proxy statement or S-4 registration statement relating to the Company Merger with the SEC. In the event that the Business Combination does not close, and the Company receives a break-up fee or similar payment from the target company, the Company agrees to pay its legal counsel the balance of their fees, up to the amount of $300,000, from the payment, in which case the total fee shall not exceed $400,000 inclusive of the accrued payments set forth above. If the Business Combination is consummated, at closing legal counsel shall receive $400,000, inclusive of the accrued payments set forth above.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Based upon the execution of the Business Combination Agreement, the Combination Period was extended for a period of three months from November 16, 2022 to February 16, 2023. Additionally, the Company elected to extend the Combination Period for another three-month period to May 16, 2023 by depositing certain funds into its trust account as set forth in its certificate of incorporation and its investment management trust agreement with Continental Stock Transfer & Trust Company.

The Business Combination Agreement was subsequently amended on February 10, 2023, March 30, 2023 and April 19, 2023. On January 27, 2023, AUM Biosciences Limited, a Cayman Islands exempted company (“Holdco”), AUM Biosciences Subsidiary Pte. Ltd., a private company limited by shares incorporated in Singapore, with company registration number 202238778Z and a direct, wholly-owned subsidiary of Holdco, and AUM Biosciences Delaware Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Holdco, executed a joinder agreement with the Company and AUM and joined the Business Combination Agreement as parties. The Business Combination Agreement would have provided, subject to its terms and conditions, for the initial Business Combination of the Company (the “Business Combination”). On May 22, 2023, the Company filed a definitive proxy statement on Schedule 14A, as amended on May 24, 2023 to solicit its stockholders’ voting on the Business Combination Agreement, among other proposals, at a special meeting of stockholders scheduled to be held on June 23, 2023 at 10:00 a.m., Eastern Time, or any postponement or adjournment. The proxy statement also provided that the Company’s stockholders may request to redeem his/her shares by submitting the request in writing to the Company’s transfer agent by June 21, 2023. On June 8, 2023, the Company received a termination notice from AUM. The Notice terminated the Business Combination Agreement as of June 8, 2023.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Based on the termination of the Business Combination Agreement, on June 16, 2023, the Company’s board of directors adopted a resolution to cancel the special meeting. Accordingly, the special meeting was not held on June 23, 2023, and the Company’s transfer agent did not process any share redemption requests that may have been submitted by stockholders of the Company.

Vendor Liability and Note Conversion Agreement

On September 13, 2023, the Company entered into four separate vendor liability conversion agreements (the “Vendor Liability Conversion Agreements”) with four of the Company’s vendors. Pursuant to the Vendor Liability Conversion Agreements, an aggregate of $1,800,000 of the service fees due to the vendors have been converted into an aggregate of 450,000 shares Company’s Common Stock based upon a conversion price of $4.00 per share. Accordingly, the Company satisfied aggregate vendor liabilities of $1,800,000 in exchange for the issuance of 450,000 shares of Common Stock. The Company determined the $4.00 per share approximates the fair value of the Common Stock as the shares being issued are restricted as such no gain or loss was recognized on settlement of the liability.

On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial Business Combination with a target business. The Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the Sponsor’s discretion, converted into private units at a price of $10.00 per unit. On September 13, 2023, as approved by the Company’s audit committee, the Company entered into the Note Conversion Agreement with the Sponsor, to convert the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock. The Company determined the $4.00 per share approximates the fair value of the Common Stock as the shares being issued are restricted as such no gain or loss was recognized on settlement of the liability.

Pursuant to the Vendor Liability Conversion Agreements and the Note Conversion Agreement, the vendors and the Sponsor have (i) one demand registration of the sale of such shares at the Company’s expense, and (ii) unlimited “piggyback” registration rights, both for a period of five (5) years after the closing of the Company’s initial Business Combination at the Company’s expense.

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At September 30, 2023 and December 31, 2022, there were 2,650,900 and 2,125,900 shares of Common Stock issued and outstanding, excluding 519,321 and 1,934,108 of Common Stock subject to possible redemption which are presented as temporary equity, respectively.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023, assets held in the Trust Account were comprised of $5,488,143 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company withdrew $129,288 of the interest earned on the Trust Account to pay franchise and income taxes and $14,692,410 in connection with redemptions.

At December 31, 2022, assets held in the Trust Account were comprised of $19,572,432 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $231,220 of the interest earned on the Trust Account to pay franchise and income taxes and $50,129,447 in connection with the redemption of shares.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
September 30, 2023	Investments held in Trust Account – Mutual Fund	1	$5,488,143

December 31, 2022	Investments held in Trust Account – Mutual Fund	1	$19,572,432

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

On October 23, 2023 the Company received approval (the “Approval”) from the Nasdaq Listing Qualifications Department of the Nasdaq that the Company’s application to transfer the listing of its Common Stock, units and rights from the Global Market to the Capital Market has been approved. The Common Stock, units and rights will be transferred to the Capital Market at the opening of business on October 27, 2023. Common stock, units and rights will continue to trade under the symbols “MCAG,” “MCAGU” and “MCAGR,” respectively and trading of its Common Stock, units and rights will be unaffected by this transfer. The Capital Market operates in substantially the same manner as the Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

As previously disclosed, the Company received three letters from Nasdaq indicating the Company failed to comply with certain continued listing requirements for the Global Market, specifically on: (i) April 3, 2023, the Company received a letter from Nasdaq stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities (“MVLS”) requirement for continued listing on the Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the notice, (ii) May 18, 2023, the Company received a letter from Nasdaq stating that the Company failed to maintain the minimum 1,100,000 publicly held shares as required by the Nasdaq continued listing rules, and (iii) June 27, 2023, the Company received a letter from Nasdaq stating that the Company’s publicly held shares failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 which is a requirement for continued listing on the Global Market in accordance with Nasdaq Listing Rule 5450(b)(3)(C) based upon the Company’s MVPHS for the 30 consecutive business days prior to the date of the notice. Upon the transfer of the listing of the Company’s securities to the Capital Market on October 27, 2023, each of the above deficiencies will be resolved because the Company will no longer be subject to the continued listing requirements for the Global Market.

On October 25, 2023, the Company issued a press release announcing its listing transfer to the Capital Market.

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “Note”) to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.

On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024.

On November 9, 2023, the Company received a notice from Nasdaq stating that the staff determined that the Company met all the continued listing standards to phase down, including the $35,000,000 MVLS standard for the Capital Market. Accordingly, the Company has regained compliance with the Rule and this matter is now closed.

On November 15, 2023, the Company extended the Combination Period from November 16, 2023 to February 16, 2024 by depositing $51,932 into the Trust Account.

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

Recent Developments

On October 23, 2023 the Company received approval (the “Approval”) from the Nasdaq Listing Qualifications Department of the Nasdaq that the Company’s application to transfer the listing of its Common Stock, units and rights from The Nasdaq Global Market (the “Global Market”) to The Nasdaq Capital Market has been approved. The Common Stock, units and rights will be transferred to The Nasdaq Capital Market at the opening of business on October 27, 2023. Common stock, units and rights will continue to trade under the symbols “MCAG,” “MCAGU” and “MCAGR,” respectively and trading of its Common Stock, units and rights will be unaffected by this transfer. The Nasdaq Capital Market operates in substantially the same manner as the Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 to the Company’s Sponsor. Pursuant to the note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The note does not bear interest. In the event that the Company does not consummate a Business Combination, the note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the note will be used by the Company for working capital purposes.

On November 9, 2023, the Company received a notice from Nasdaq stating that the staff determined that the Company met all the continued listing standards to phase down, including the $35,000,000 MVLS standard for The Nasdaq Capital Market. Accordingly, the Company has regained compliance with the Rule and this matter is now closed.

On November 15, 2023, the Company extended the period of time for the Company to complete a Business Combination (the “Combination Period”) from November 16, 2023 to February 16, 2024 by depositing $51,932 into its trust account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $1,932,911, which consists of general and administrative expenses of $1,988,611, interest expense of $2,074 and provision for income taxes of $13,790, offset by interest earned on investments held in the Trust Account of $71,564.

For the three months ended September 30, 2022, we had a net income of $41,649, which consists of interest earned on investments held in the Trust Account of $311,385, offset by general and administrative expenses of $211,056 and a provision for income taxes of $58,680.

For the nine months ended September 30, 2023, we had a net loss of $2,182,359, which consists of general and administrative expenses of $2,529,190, interest expense of $4,126 and provision for income taxes of $86,452, offset by interest earned on investments held in the Trust Account of $437,409.

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

For the nine months ended September 30, 2023, cash used in operating activities was $377,362. Net loss of $2,182,359 was affected by interest earned on investments held in the Trust Account of $437,409 and interest expense of $4,126. Changes in operating assets and liabilities provided $2,238,280 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $328,924. Net loss of $121,444 was affected by interest earned on investments held in the Trust Account of $411,506. Changes in operating assets and liabilities used $204,026 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $5,488,143 (including $214,382 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn $129,288 of the interest earned on the Trust Account to pay franchise and income taxes and $14,692,410 in connection with redemptions.

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

As of September 30, 2023, we had cash of $11,334 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial Business Combination with a target business. The Note will either be paid upon consummation of the Company’s initial Business Combination, or, at the Sponsor’s discretion, converted upon consummation of the Company’s Business Combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial Business Combination during the Combination Period. On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2024. On September 13, 2023, as approved by the Company’s audit committee, the Company entered into a note conversion agreement with the Sponsor, to convert the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. As of September 30, 2023, there was $102,877 outstanding under this note. $4,126 of interest was accrued through September 30, 2023 which is presented as interest payable in the accompanying balance sheets.

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

Going Concern

As of the date of the filing of this Quarterly report on form 10-Q, the Company extended the time it has to complete its initial Business Combination from November 16, 2023 to February 16, 2024 by depositing $51,932 into its trust account.

We have until November 16, 2024 to consummate a Business Combination, provided that the Company deposits into the trust account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 16, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of (loss) income per redeemable public share and (loss) income per non-redeemable share following the two-class method of (loss) income per share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, we first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total (loss) income allocable to both sets of shares, we split the amount to be allocated using a ratio of 19% for the Public Shares and 81% for the non-redeemable shares for the three months ended September 30, 2023 and 36% for the Public Shares and 64% for the non-redeemable shares for the nine months ended September 30, 2023, reflective of the respective participation rights.

As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

MOUNTAIN CREST ACQUISITION CORP. V

Date: November 20, 2023	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)