Form 10-K
period 2023-12-31
Mountain Crest Acquisition Corp. V
filed 2024-08-26
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $25,153,005, computed by reference to the closing price for the common stock on June 30, 2023, as reported on The Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s shares of common stock as of August 23, 2024 was 3,094,263, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOUNTAIN CREST ACQUISITION CORP. V

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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

We are a blank check company formed under the laws of the State of Delaware on April 8, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in North America and Asia Pacific regions (excluding China). We shall not undertake our initial business combination with a target business with its principal business operations in China (including Hong Kong and Macau). As of the date of this annual report, all of our directors and officers serve in management positions for Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF), which is a special purpose acquisition company incorporated in Delaware.

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

On May 12, 2023, the Company held a special meeting of stockholders, at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s Charter, giving the Company the right to extend the period of time for the Company to complete a Business Combination (the “Combination Period”) from May 16, 2023 to February 16, 2024. In connection with the Extension Amendment, stockholders holding 1,405,134 shares of redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. On May 12, 2023, the Company filed the Extension Amendment with the Delaware Secretary of State, by which the Company extended the Combination Period from May 16, 2023 to February 16, 2024.

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

On October 23, 2023, the Company received an approval from the Nasdaq Listing Qualifications Department of the Nasdaq that the Company’s application to transfer the listing of its Common Stock, units and rights from The Nasdaq Global Market to The Nasdaq Capital Market has been approved. The Common Stock, units and rights were transferred to The Nasdaq Capital Market at the opening of business on October 27, 2023. Common stock, units and rights continue to trade under the symbols “MCAG,” “MCAGU” and “MCAGR,” respectively and trading of its Common Stock, units and rights were unaffected by this transfer. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

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

On April 3, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “2024 Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Accordingly, the Company satisfied the Notes in exchange for the issuance of 150,000 shares of Common Stock. Pursuant to the Note Conversion Agreement, the Sponsor has (i) one demand registration of the sale of such shares at the Company’s expense, and (ii) unlimited “piggyback” registration rights, both for a period of five (5) years after the closing of the Company’s initial business combination at the Company’s expense.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.

On May 2, 2024, the Company issued a press release announcing that it had entered into a non-binding term sheet, dated April 26, 2024, with CUBEBIO Co., Ltd., a Korea-based company (“CUBEBIO”), for a proposed business combination through which CUBEBIO plans to become a public company with its securities listed on The Nasdaq Stock Market (“Nasdaq”).

On November 15, 2023, February 15, 2024 and May 15, 2024 the Company deposited $51,932 to the Trust Account on each date, extending the Combination Period from November 16, 2023 to August 16, 2024.

On December 13, 2023, the Company received a notice from Nasdaq stating that the Company’s listed securities failed to comply with the $35,000,000 MVLS requirement for continued listing on The Nasdaq Capital Market in accordance with Nasdaq Listing Rule 5550(b)(2) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the notice. The notice has no immediate effect on the listing of the Company’s securities on Nasdaq and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until June 10, 2024, in which to regain compliance. In order to regain compliance, the MVLS of the Company must close at $35,000,000 or more for a minimum of ten consecutive business days during this 180-day period.

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

Further, in March 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. IV (“MCAF”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAF. MCAF completed its initial public offering in July 2021, in which MCAF sold 5,750,000 units, each consisting of one share of MCAF common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $57,500,000. On April 30, 2022, MCAF entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among MCAF, CH AUTO Inc., a Cayman Islands exempted company (“Pubco”), Ch-Auto Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pubco (“Merger Sub”) and CH-Auto Technology Corporation Ltd., a company organized under the laws of the People’s Republic of China (the “CH Auto”), pursuant to which, among other things, the Company, Pubco, Merger Sub and CH Auto intend to effect a merger of Merger Sub with and into the Company whereby the Company will be the surviving corporation and a wholly owned subsidiary of Pubco in accordance with the Merger Agreement and the General Corporation Law of the State of Delaware. In connection with the aforementioned merger, the name of the surviving entity shall be changed to CH Autotech USA, Inc. Following the merger, Pubco expects its ordinary shares to be traded on the Nasdaq Stock Market. On March 28, 2024, MCAF, Pubco, Merger sub and CH Auto closed their Business Combination pursuant to the Merger Agreement.

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

Effecting Our Initial Business Combination

We will have time until November 16, 2024 to consummate our initial business combination, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on May 16, 2024. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

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

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until August 16, 2024 in order to be able to receive a portion of the trust account.

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

Liquidation if No Business Combination

If we do not complete a business combination prior to May 16, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless. However, if we anticipate that we may not be able to consummate our initial business combination prior to May 16, 2024, our insiders or their affiliates may, but are not obligated to, extend the Combination Period, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of this annual report on Form 10-K, In the event that they elected to extend the Combination Period and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

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

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	if our initial business combination is not consummated prior to May 16, 2024, or as otherwise set forth in our amended and restated certificate of incorporation, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of December 31, 2023, there were 3,170,221 of our shares of Common Stock issued and outstanding held by 6 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2023, a total of $5,613,395 was held in the trust account, $5,325,694 of which is the proceeds from the IPO, Private Placement and extension deposits and $287,701 of which was interest income generated by the proceeds in trust.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

NASDAQ

On December 13, 2023, Mountain Crest Acquisition Corp. V, a Delaware corporation (the “Company”), received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s listed securities failed to comply with the $35,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Capital Market in accordance with Nasdaq Listing Rule 5550(b)(2) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the Notice.

The Notice has no immediate effect on the listing of the Company’s securities on Nasdaq and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until June 10, 2024, in which to regain compliance. In order to regain compliance, the MVLS of the Company must close at $35,000,000 or more for a minimum of ten consecutive business days during this 180-day period.

On June 5, 2024, the Company received a notification letter from Nasdaq stating that for the last 10 consecutive business days, from May 21, 2024 to June 4, 2024, the Company’s MVLS has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the MVLS Rule and this matter is now closed.

On July 18, 2024, the Company received a notice Nasdaq notifying the Company that, because the Company is delinquent in filing its Form 10-K and Form 10-Q, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice has no immediate effect on the listing or trading of the Company’s common stock, units or rights on the Nasdaq Capital Market. In accordance with Nasdaq’s listing rules, the Company has 60 calendar days, or until September 2, 2024, after the Notice to submit a plan of compliance (the “Plan”) to Nasdaq addressing how the Company intends to regain compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or October 14, 2024, to regain compliance. The Company intends to file the Form 10-K and the Form 10-Q or to submit a compliance plan to Nasdaq and take the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable, but in any case such plan to be submitted prior to September 2, 2024. While the Company can provide no assurances as to timing, the Company will continue to work diligently to complete and file the Form 10-K and the Form 10-Q as soon as practicable.

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

On November 15, 2023, the Company extended the Combination Period from November 16, 2023 to February 16, 2024 by depositing $51,932 into its trust account. On February 15, 2024, the Company extended the Combination Period from February 16, 2024 to May 16, 2024 by depositing $51,932 into its trust account.

On December 13, 2023, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s listed securities failed to comply with the $35,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Capital Market in accordance with Nasdaq Listing Rule 5550(b)(2) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the Notice. On June 5, 2024, the Company received a notification letter from Nasdaq stating that for the last 10 consecutive business days, from May 21, 2024 to June 4, 2024, the Company’s MVLS has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the MVLS Rule and this matter is now closed.

On April 3, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “2024 Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Accordingly, the Company satisfied the Notes in exchange for the issuance of 150,000 shares of Common Stock. Pursuant to the Note Conversion Agreement, the Sponsor has (i) one demand registration of the sale of such shares at the Company’s expense, and (ii) unlimited “piggyback” registration rights, both for a period of five (5) years after the closing of the Company’s initial business combination at the Company’s expense.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.

On May 2, 2024, the Company issued a press release announcing that it had entered into a non-binding term sheet, dated April 26, 2024, with CUBEBIO Co., Ltd., a Korea-based company (“CUBEBIO”), for a proposed business combination through which CUBEBIO plans to become a public company with its securities listed on The Nasdaq Stock Market (“Nasdaq”).

On May 15, 2024 the Company deposited $51,932 to the Trust Account, extending the Combination Period from May 16, 2024 to August 16, 2024.

On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP for a settlement amount of $160,000, which includes the outstanding balance of the note to UHY Advisors/UHY LLP with a principal amount outstanding of $52,877 and all interest accrued and outstanding invoices due to UHY Advisors/UHY LLP.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $2,251,116, which consists of operating costs of $2,654,975, interest expenses of $5,587 and provision for income taxes of $101,282, offset by interest income on investment held in the Trust Account of $510,728.

For the year ended December 31, 2022, we had a net income of $4,471, which consists of operating costs of $746,913 and provision for income taxes of $180,872 offset by interest income on investment held in the Trust Account of $932,256.

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

For the year ended December 31, 2023, cash used in operating activities was $470,675. Net loss of $2,251,116 was affected by interest earned on investments held in the Trust Account of $510,728. Changes in operating assets and liabilities provided $2,291,169 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $446,350. Net income of $4,471 was affected by interest earned on marketable securities held in the Trust Account of $932,256. Changes in operating assets and liabilities provided $481,435 of cash for operating activities.

As of December 31, 2023, we had marketable securities held in the Trust Account of $5,613,395 (including $287,701 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we have withdrawn $129,288 of the interest earned on the Trust Account to pay franchise and income taxes and $14,692,409 in connection with redemptions.

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

As of December 31, 2023, we had cash of $16,089 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. As of December 31, 2023, there was $52,877 outstanding under this note. $5,587 of interest was accrued through December 31, 2023 which is presented as interest payable in the accompanying balance sheets.

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

Going Concern

As of the date of the filing of this Annual report on form 10-K, the Company extended the time it has to complete its initial Business Combination from February 16, 2024 to May 16, 2024 by depositing $51,932 into its trust account.

We have until November 16, 2024 to consummate a Business Combination, provided that the Company deposits into the trust account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on May 16, 2024. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 16, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of (loss) income per redeemable public share and (loss) income per non-redeemable share following the two-class method of (loss) income per share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, we first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total (loss) income allocable to both sets of shares, we split the amount to be allocated using a ratio of 31% for the Public Shares and 69% for the non-redeemable shares for the year ended December 31, 2023, reflective of the respective participation rights.

As of December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act) were not effective.

Management has identified material weaknesses in internal controls due to the restatements to our December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023 financial statements (“restatements”) regarding the improper classification of the Investment held in Trust Account and Deferred underwriting fee payable as current asset and liability, respectively, in our financial statements and the errors in earnings (loss) per share. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the restatements to our December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023 financial statements (“restatements”) regarding the improper classification of the Investment held in Trust Account and Deferred underwriting fee payable as current asset and liability, respectively, in our financial statements and the errors in earnings (loss) per share.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, material agreements and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of August 23, 2024.

Name	Age	Position
Suying Liu	36	Chairman, Chief Executive Officer and Chief Financial Officer
Nelson Haight	59	Director
Todd Milbourn	55	Director
Wenhua Zhang	54	Director

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

The following table sets forth as of August 23, 2024 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of August 23, 2024, we had 3,094,263 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Suying Liu(2)	2,165,800	2,165,800
Nelson Haight	2,400	*
Todd T. Milbourn	2,400	*
Wenhua Zhang	2,400	*
All directors and executive officers as a group (4 individuals)	2,173,000	70.23%
Mountain Crest Global Holdings LLC(3)	2,165,800	69.99%
Meteora Capital, LLC(4)	340,818	11.01%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mountain Crest Acquisition Corp. V, 311 West 43rd Street, 12th Floor, New York, New York 10036.
(2)	On March 28, 2023, Dr. Suying Liu resigned from his position as the managing member of the Sponsor, and as result, he no longer has any voting and dispositive power over the shares owned by the Sponsor.
(3)	Suying Liu has voting and dispositive power over the shares owned by the Sponsor.
(4)	Based on information provided in an Amended Schedule 13G filed on February 14, 2024. Meteora Capital, LLC and Vik Mittal (together, the “Reporting Persons”) made certain joint filing statement, dated February 14, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2023 and 2022, the Company incurred and paid $120,000 and $120,000 in fees for these services, respectively.

Promissory Notes

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “2023 Sponsor Note”) to the Company’s Sponsor. Pursuant to the 2023 Sponsor Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2023 Sponsor Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The 2023 Sponsor Note does not bear interest. In the event that the Company does not consummate a Business Combination, the 2023 Sponsor Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2023 Sponsor Note will be used by the Company for working capital purposes. As of December 31, 2023, there was $200,000 outstanding under the 2023 Sponsor Note.

Further, on August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “2024 Sponsor Note”) to the Company’s Sponsor. Pursuant to the 2024 Sponsor Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2024 Sponsor Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The 2024 Sponsor Note does not bear interest. In the event that the Company does not consummate a business combination, the 2024 Sponsor Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2024 Sponsor Note will be used by the Company for working capital purposes.

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

As of December 31, 2023 and 2022, there were no outstanding amounts under this Note.

ITEM 14.	Principal Accountant Fees and Services.

The firm of UHY LLP, or UHY, acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. For the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $201,387 and $84,204, respectively, for the services UHY performed in connection with the review of our quarterly reports and the audit of our December 31, 2023 and 2022 financial statements included in the Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $5,650 and $4,625, respectively, for the services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and 2022, there were $0 and $24,372 fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
2.1	Joinder Agreement, dated as of January 27, 2023, by and between Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd. and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 30, 2023)
2.2	Amendment to Business Combination Agreement, dated as of February 10, 2023, by and among Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd., and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 13, 2023)
2.3	Amendment No. 2 to Business Combination Agreement, dated as of March 30, 2023, by and among Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd., and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 30, 2023)
2.4	Amendment No. 3 to Business Combination Agreement, dated as of April 19, 2023, by and among Mountain Crest Acquisition Corp. V, AUM Biosciences Pte. Ltd., AUM Biosciences Limited, AUM Biosciences Subsidiary Pte. Ltd., and AUM Biosciences Delaware Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 19, 2023)
3.1	Second Amendment to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp., V dated May 12, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 12, 2023)
3.2	Third Amendment to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp., V dated August 21, 2023 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on August 21, 2023)

4.5*	Description of Securities
10.1	Promissory Note issued by Mountain Crest Acquisition Corp. V to Mountain Crest Global Holdings LLC on February 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 16, 2023)
10.2	Promissory Note issued by UHY Advisors/UHY LLP to Mountain Crest Acquisition Corp. V on March 31, 2023 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2023)
10.3	Amendment to Promissory Note between Mountain Crest Acquisition Corp. V and Mountain Crest Global Holdings LLC dated May 16, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on August 21, 2023)
10.4^	Vendor Liability Conversion Agreement entered by and between Mountain Crest Acquisition Corp. V and Vendor No. 1, dated September 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 19, 2023)
10.5^	Vendor Liability Conversion Agreement entered by and between Mountain Crest Acquisition Corp. V and Vendor No. 2, dated September 13, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 19, 2023)
10.6^	Vendor Liability Conversion Agreement entered by and between Mountain Crest Acquisition Corp. V and Vendor No. 3, dated September 13, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 19, 2023)
10.7^	Vendor Liability Conversion Agreement entered by and between Mountain Crest Acquisition Corp. V and Vendor No. 4, dated September 13, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 19, 2023)
10.8^	Note Conversion Agreement entered by and between Mountain Crest Acquisition Corp. V and Mountain Crest Global Holdings LLC, dated September 13, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 19, 2023)
10.9	Promissory Note, dated October 30, 2023 between Mountain Crest Acquisition Corp. V, as Maker and Mountain Crest Global Holdings LLC as Payee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 1, 2023)
10.10	Promissory Note, dated August 14, 2024 between Mountain Crest Acquisition Corp. V, as Maker and Mountain Crest Global Holdings LLC as Payee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 15, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.7*	Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
^	Certain terms have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the terms upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Dated: August 23, 2024	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
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

Signature	Title	Date

/s/ Suying Liu	Chief Executive Officer (Principal executive officer), Chief Financial Officer (Principal financial and accounting officer), and Chairman	August 23, 2024
Suying Liu

/s/ Nelson Haight	Director	August 23, 2024
Nelson Haight

/s/ Todd Milbourn	Director	August 23, 2024
Todd Milbourn

/s/ Wenhua Zhang	Director	August 23, 2024
Wenhua Zhang

MOUNTAIN CREST ACQUISITION CORP. V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Mountain Crest Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain Crest Acquisition Corp. V (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Restatement

As discussed in Note 2 to the financial statements, the accompanying financial statements as of and for the year ended December 31, 2022 have been restated to correct misstatements. Our opinion is not modified with respect to that matter.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and the Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

August 23, 2024

PCAOB Number 1195

MOUNTAIN CREST ACQUISITION CORP. V

BALANCE SHEETS

	December 31,
	2023	2022 (As restated)
ASSETS
Current assets
Cash	$16,089	$259,408
Prepaid expenses	-	11,430
Total Current assets	16,089	270,838

Investments held in Trust Account	5,613,395	19,572,432
TOTAL ASSETS	$5,629,484	$19,843,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$582,432	$319,873
Income taxes payable	289,588	180,872
Excise taxes payable	146,924	-
Promissory note	52,877	-
Promissory note – related party	200,000	-
Interest payable	5,587	-
Total Current liabilities	1,277,408	500,745

Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,347,408	2,570,745

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 519,321 and 1,934,108 shares at redemption value of $10.74 and $10.11 per share as of December 31, 2023 and 2022, respectively	5,579,231	19,550,035

Stockholders’ Deficit
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,650,900 and 2,125,900 issued and outstanding (excluding 519,321 and 1,934,108 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	266	213
Additional paid-in capital	1,946,827	-
Accumulated deficit	(5,244,248)	(2,277,723)
Total Stockholders’ Deficit	(3,297,155)	(2,277,510)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,629,484	$19,843,270

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022 (As restated)
General and administrative expenses	$2,654,975	$746,913
Loss from operations	(2,654,975)	(746,913)

Other income (expense):
Interest earned on investments held in Trust Account	510,728	932,256
Interest expense	(5,587)	-
Total other income, net	505,141	932,256

(Loss) income before provision for income taxes	(2,149,834)	185,343
Provision for income taxes	(101,282)	(180,872)
Net (loss) income	$(2,251,116)	$4,471

Weighted average shares outstanding of redeemable common stock	1,029,765	6,682,317
Basic and diluted loss per share, redeemable common stock	$(0.20)	$0.03

Weighted average shares outstanding of non-redeemable common stock	2,284,119	2,125,900
Basic and diluted net loss per share, non-redeemable common stock	$(0.90)	$(0.08)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	2,125,900	$213	$-	$(1,602,712)	$(1,602,499)

Accretion for common stock subject to redemption amount	-	-	-	(679,482)	(679,482)

Net income	-	-	-	4,471	4,471

Balance – December 31, 2022	2,125,900	213	-	(2,277,723)	(2,277,510)

Accretion for common stock subject to redemption amount	-	-	(153,120)	(568,485)	(721,605)

Excise tax payable attributable to redemption of common stock	-	-	-	(146,924)	(146,924)

Conversion of Promissory Note payable	75,000	8	299,992	-	300,000

Conversion of Vendor liability	450,000	45	1,799,955	-	1,800,000

Net loss	-	-	-	(2,251,116)	(2,251,116)

Balance – December 31, 2023	2,650,900	$266	$1,946,827	$(5,244,248)	$(3,297,155)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,251,116)	$4,471
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(510,728)	(932,256)
Changes in operating assets and liabilities:
Prepaid expenses	11,430	85,989
Interest payable	5,587	-
Income taxes payable	108,716	180,872
Accounts payable and accrued expenses	2,165,436	214,574
Net cash used in operating activities	(470,675)	(446,350)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(351,932)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	129,288	231,220
Cash withdrawn from Trust Account in connection with redemption	14,692,409	50,129,447
Net cash provided by investing activities	14,469,765	50,360,667

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	200,000	-
Repayment of promissory note	(50,000)	-
Proceeds from convertible promissory note – related party	300,000	-
Redemption of common stock	(14,692,409)	(50,129,447)
Net cash used in financing activities	(14,242,409)	(50,129,447)

Net Change in Cash	(243,319)	(215,130)
Cash – Beginning of period	259,408	474,538
Cash – End of period	$16,089	$259,408

Non-Cash Investing and Financing Activities:
Accretion for common stock subject to redemption amount	$721,605	$679,482
Excise tax payable attributable to redemption of common stock	$146,924	$-
Conversion of accounts payable to promissory notes	$102,877	$-
Conversion of convertible promissory note - related party	$300,000	$-
Conversion of vendor liability	$1,800,000	$-

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2021. On November 16, 2021, the Company consummated the Initial Public Offering of 6,000,000 units (the “Units”) and, with respect to the shares of common stock, par value $0.0001 per share (the “Common Stock”) included in the Units sold, the public shares sold in the Initial Public Offering (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $60,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Global Holdings LLC (the “Sponsor”) generating gross proceeds of $2,050,000, which is described in Note 5.

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

Transaction costs amounted to $5,090,361 consisting of $1,380,000 of underwriting fees, $2,070,000 of deferred underwriting fees and $1,640,361 of other offering costs (which includes $1,383,617 of Representative Shares (as defined in Note 7) at fair value. See Note 7).

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

The Sponsor has agreed to (i) waive its redemption rights with respect to Insider Shares, Private Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination and (ii) not to propose an amendment to the Company’s Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Sponsor will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the period of time for the Company to complete a Business Combination (the “Combination Period”).

The Company initially had until November 16, 2022 (or until February 16, 2023 if the Company had executed a definitive agreement for a Business Combination by November 16, 2022 but had not completed the Business Combination by such date) to consummate a Business Combination. On October 19, 2022, upon the upon the execution of a Business Combination Agreement, the Combination Period under its Charter was extended for a period of 3 months from November 16, 2022 to February 16, 2023. Subsequently, as approved by its stockholders at the special meeting of stockholders held on December 20, 2022, the Company entered into an amendment to the Investment Management Trust Agreement, dated as of November 12, 2021, with Continental Stock Transfer & Trust Company, on December 20, 2022 (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company extended the Combination Period from February 16, 2023 to May 16, 2023 by depositing $300,000 into the Company’s trust account (the “Trust Account”) on February 15, 2023.

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

On December 13, 2023, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s listed securities failed to comply with the $35,000,000 market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Capital Market in accordance with Nasdaq Listing Rule 5550(b)(2) based upon the Company’s MVLS for the 30 consecutive business days prior to the date of the Notice.

The Notice has no immediate effect on the listing of the Company’s securities on Nasdaq and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until June 10, 2024, in which to regain compliance. In order to regain compliance, the MVLS of the Company must close at $35,000,000 or more for a minimum of ten consecutive business days during this 180-day period. On June 5, 2024, the Company received a notification letter from Nasdaq stating that for the last 10 consecutive business days, from May 21, 2024 to June 4, 2024, the Company’s MVLS has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the MVLS Rule and this matter is now closed.

On November 15, 2023, February 16, 2024 and May 15, 2024 the Company deposited $51,932 to the Trust Account on each date, extending the Combination Period from November 16, 2023 to August 16, 2024.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

On February 15, 2024, the Company extended the Combination Period from February 16, 2024 to May 16, 2024 by depositing $51,932 into its trust account.

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

On May 12, 2023, the Company’s stockholders elected to redeem 1,405,134 shares for a total of $14,591,037. On August 21, 2023, the Company’s stockholders elected to redeem 9,653 shares for a total of $101,372. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2023, the Company recorded $146,924 of excise tax liability calculated as 1% of the shares redeemed.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had $16,089 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 6). To date, there were no amounts outstanding under any working capital loans.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived by UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. As of December 31, 2023, there was $52,877 outstanding under this note. $5,587 of interest was accrued through December 31, 2023 which is presented as interest payable in the accompanying balance sheets. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP for a settlement amount of $160,000, which includes the outstanding balance of the note to UHY Advisors/UHY LLP with a principal amount outstanding of $52,877 and all interest accrued and outstanding invoices due to UHY Advisors/UHY LLP.

On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2024. On September 13, 2023, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert $300,000 outstanding balance of the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock (Note 7).

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2023, the Company’s management re-evaluated the Company’s accounting for the classification of Investments held in Trust Account and Deferred underwriting fee payable between current assets and liabilities and non-current assets and liabilities and determined that the Company failed to properly classify the Investment held in Trust Account and Deferred underwriting fee payable as non-current asset and liabilities, respectively, resulting in an overstatement of the total current asset and current liabilities and understatement of the total non-current asset and non-current liabilities. In addition, the Company has re-evaluated its calculation of net income (loss) per share. The Company has previously considered interest paid to redeeming shareholders, in the quarters when redemptions occurred, in its quarter to date and year to date calculation of net income (loss) per share as a reduction to the net income (loss) to arrive to the adjusted net income (loss) to be allocated between the redeemable shares and non-redeemable shares. The errors identified require restatement of the Company’s financial statements as of December 31, 2022.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts materially affected the financial statements as of December 31, 2022. Accordingly, the Company has corrected such material errors by adjusting its financial statements as of December 31, 2022. The following summarizes the effect of the restatement on each financial statement line item.

Balance Sheet as of December 31, 2022	As Previously Reported	Adjustment	As Restated
Current Assets	$19,843,270	$(19,572,432)	$270,838
Non-current Assets	$-	$19,572,432	$19,572,432
Total Assets	$19,843,270	$-	$19,843,270
Current Liabilities	$2,570,745	$(2,070,000)	$500,745
Non-current Liabilities	$-	$2,070,000	$2,070,000
Total Liabilities	$2,570,745	$-	$2,570,745

Statement of Operations for the year ended December 31, 2022	As Previously Reported	Adjustment	As Restated
Basic and diluted net income (loss) per share, redeemable common stock	$(0.03)	$0.06	$0.03
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.13)	$0.05	$(0.08)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2023 and 2022, the Company had no cash equivalents.

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

Accordingly, at December 31, 2023 and 2022, 519,321 and 1,934,108 shares of Common Stock subject to possible redemption is presented at redemption value of $10.74 and $10.11, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At December 31, 2023 and 2022, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Redemptions of Common stock on December 20, 2022	(50,129,447)
Plus:
Accretion of carrying value to redemption value	11,202,163
Common stock subject to possible redemption, December 31, 2022	19,550,035
Less:
Redemptions of Common Stock on May 12, 2023 and August 21, 2023	(14,692,409)
Plus:
Accretion of carrying value to redemption value	721,605
Common stock subject to possible redemption, December 31, 2023	$5,579,231

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 4.71% and (97.59)% for the year ended December 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to merger and acquisition costs treated as permanent difference and expenditures, other than franchise taxes, treated as startup costs prior to operations which a valuation allowance on the deferred tax assets is applied.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of (loss) income per redeemable public share and (loss) income per non-redeemable share following the two-class method of (loss) income per share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total (loss) income allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 31% and 76% for the redeemable Public Shares and 69% and 24% for the non-redeemable shares for year ended December 31, 2023 and 2022, respectively, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the Year ended December 31,
	2023	2022 (As restated)
Net (loss) income	$(2,251,116)	$4,471
Accretion of temporary equity to redemption value	(721,605)	(679,482)
Allocation of adjusted net loss including accretion of temporary equity	$(2,972,721)	$(675,011)

	For the Year ended December 31,
	2023		2022 (As restated)
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net loss per share:
Numerators:
Allocation of adjusted net loss including accretion of temporary equity	$(923,751)	$(2,048,970)	$(512,094)	$(162,917)
Accretion of temporary equity to redemption value	721,605	-	679,482	-
Allocation of adjusted net loss	$(202,146)	$(2,048,970)	$167,388	$(162,917)

Denominator:
Weighted-average shares outstanding	1,029,765	2,284,119	6,682,317	2,125,900
Basic and diluted net loss per share	$(0.20)	$(0.90)	$0.03	$(0.08)

As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2023. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consisted of one share of Common Stock and one right (“Public Right”). Each Public Right entitled the holder to receive one-tenth of one share of Common Stock at the closing of a Business Combination (see Note 8). On November 18, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 900,000 Units issued for an aggregate amount of $9,000,000.

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022, May 12, 2023 and August 21, 2023, 4,965,892, 1,405,134 and 9,653 shares of Common Stock were tendered for redemption, respectively.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2023 and 2022, the Company incurred and paid $120,000 and $120,000 in fees for these services, respectively.

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

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “Note”) to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of December 31, 2023 there was $200,000 outstanding under this note.

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

On September 13, 2023, as approved by the Company’s audit committee, the Company entered into the Note Conversion Agreement with the Sponsor, to convert the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock (Note 7).

As of December 31, 2023 and 2022, there were no outstanding amounts under this Note.

NOTE 7. COMMITMENTS & CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ DEFICIT

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At December 31, 2023 and 2022, there were 2,650,900 and 2,125,900 shares of Common Stock issued and outstanding, excluding 519,321 and 1,934,108 of Common Stock subject to possible redemption which are presented as temporary equity, respectively.

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets for the year ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$-	$-
Startup/Organization Expenses	683,039	133,921
Total deferred tax assets	683,039	133,921
Valuation Allowance	(683,039)	(133,921)
Deferred tax assets. Net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2023	December 31, 2022
Federal
Current	$101,282	$180,872
Deferred	(549,118)	(102,262)

State
Current	-	-
Deferred	-	-

Change in valuation allowance	549,118	102,262
Income tax provision	$101,282	$180,872

As of December 31, 2023 and 2022, the Company have $0 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $549,118. For the year ended December 31, 2022, the change in the valuation allowance was $102,262.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.00%
True up - Federal tax 2022	0.1%	-
True up - Organizational/startup costs 2022	(0.1)%	-
Merger & Acquisitions expenses	0.0%	21.3%
Interest & Penalties	(0.2)%	0.1%
Change in valuation allowance	(25.5)%	55.2%
Income tax provision	(4.7)%	97.6%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At December 31, 2023, assets held in the Trust Account were comprised of $5,613,395 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2023, the Company withdrew $129,288 of the interest earned on the Trust Account to pay franchise and income taxes and $14,692,409 in connection with redemptions.

At December 31, 2022, assets held in the Trust Account were comprised of $19,572,432 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $231,220 of the interest earned on the Trust Account to pay franchise and income taxes and $50,129,447 in connection with the redemption of shares.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
December 31, 2023	Investments held in Trust Account - Mutual Fund	1	$5,613,395

December 31, 2022	Investments held in Trust Account - Mutual Fund	1	$19,572,432

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 3, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “2024 Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Accordingly, the Company satisfied the Notes in exchange for the issuance of 150,000 shares of Common Stock. Pursuant to the Note Conversion Agreement, the Sponsor has (i) one demand registration of the sale of such shares at the Company’s expense, and (ii) unlimited “piggyback” registration rights, both for a period of five (5) years after the closing of the Company’s initial business combination at the Company’s expense.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes.

On May 2, 2024, the Company issued a press release announcing that it had entered into a non-binding term sheet, dated April 26, 2024, with CUBEBIO Co., Ltd., a Korea-based company (“CUBEBIO”), for a proposed business combination through which CUBEBIO plans to become a public company with its securities listed on The Nasdaq Stock Market (“Nasdaq”).

On May 15, 2024 the Company deposited $51,932 to the Trust Account, extending the Combination Period from May 16, 2024 to August 16, 2024.

On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP for a settlement amount of $160,000, which includes the outstanding balance of the note to UHY Advisors/UHY LLP with a principal amount outstanding of $52,877 and all interest accrued.

On June 5, 2024, the Company received a notification letter from Nasdaq stating that for the last 10 consecutive business days, from May 21, 2024 to June 4, 2024, the Company’s MVLS has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the MVLS Rule and this matter is now closed.

As disclosed in a Form 12b-25 Notification of Late Filing filed by the Company on April 2, 2024, the Company is delayed in filing its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). Also as disclosed in a Form 12b-25 Notification of Late Filing filed by the Company on May 15, 2024, the Company is delayed in filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) with the SEC. On July 18, 2024, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the Company is delinquent in filing its Form 10-K and Form 10-Q, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice has no immediate effect on the listing or trading of the Company’s common stock, units or rights on the Nasdaq Capital Market. In accordance with Nasdaq’s listing rules, the Company has 60 calendar days, or until September 2, 2024, after the Notice to submit a plan of compliance (the “Plan”) to Nasdaq addressing how the Company intends to regain compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or October 14, 2024, to regain compliance. The Company intends to file the Form 10-K and the Form 10-Q or to submit a compliance plan to Nasdaq and take the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable, but in any case such plan to be submitted prior to September 2, 2024. While the Company can provide no assurances as to timing, the Company will continue to work diligently to complete and file the Form 10-K and the Form 10-Q as soon as practicable.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any.

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2023, the Company’s management re-evaluated the Company’s accounting for the classification of Investments held in Trust Account and Deferred underwriting fee payable between current assets and liabilities and non-current assets and liabilities and determined that the Company failed to properly classify the Investment held in Trust Account and Deferred underwriting fee payable as non-current asset and liabilities, respectively, resulting in an overstatement of the total current asset and liabilities and understatement of the total non-current asset and liabilities. . In addition, the Company has re-evaluated its calculation of net income (loss) per share. The Company has previously considered interest paid to redeeming shareholders, in the quarters when redemptions occurred, in its quarter to date and year to date calculation of net income (loss) per share as a reduction to the net income (loss) to arrive to the adjusted net income (loss) to be allocated between the redeemable shares and non-redeemable shares. The errors identified require restatement of the Company’s financial statements for the period ended March 31, 2023, June 30, 2023 and September 30, 2023.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts materially affected the financial statements for the period ended March 31, 2023, June 30, 2023 and September 30, 2023. Accordingly, the Company has corrected such material errors by adjusting its financial statements as of December 31, 2023. The following summarizes the effect of the restatement on each financial statement line item.

Condensed Balance Sheet as of March 31, 2023 (unaudited)	As Previously Reported	Adjustment	As Restated
Current Assets	$20,221,842	$(20,038,974)	$182,868
Non-current Assets	$-	$20,038,974	$20,038,974
Total Assets	$20,221,842	$-	$20,221,842
Current Liabilities	$2,992,653	$(2,070,000)	$922,653
Non-current Liabilities	$-	$2,070,000	$2,070,000
Total Liabilities	$2,992,653	$-	$2,992,653

Condensed Balance Sheet as of June 30, 2023 (unaudited)
Current Assets	$5,673,451	$(5,542,002)	$131,449
Non-current Assets	$-	$5,542,002	$5,542,002
Total Assets	$5,673,451	$-	$5,673,451
Current Liabilities	$3,387,322	$(2,070,000)	$1,317,322
Non-current Liabilities	$-	$2,070,000	$2,070,000
Total Liabilities	$3,387,322	$-	$3,387,322

Condensed Balance Sheet as of September 30, 2023 (unaudited)
Current Assets	$5,516,977	$(5,488,143)	$28,834
Non-current Assets	$-	$5,488,143	$5,488,143
Total Assets	$5,516,977	$-	$5,516,977
Current Liabilities	$3,166,145	$(2,070,000)	$1,096,145
Non-current Liabilities	$-	$2,070,000	$2,070,000
Total Liabilities	$3,166,145	$-	$3,166,145

Statement of Operations for the three months ended June 30, 2023 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted net income (loss) per share, redeemable common stock	$(0.10)	$0.10	$(0.00)
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.19)	$0.09	$(0.10)

Statement of Operations for the six months ended June 30, 2023 (unaudited)
Basic and diluted net income (loss) per share, redeemable common stock	$0.06	$0.08	$0.14
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.31)	$0.09	$(0.22)

Statement of Operations for the nine months ended September 30, 2023 (unaudited)
Basic and diluted net income (loss) per share, redeemable common stock	$(0.42)	$0.10	$(0.32)
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.93)	$0.10	$(0.83)