Form 10-Q
period 2024-03-31
Mountain Crest Acquisition Corp. V
filed 2024-09-13
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of September 13, 2024, there were 3,320,221 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$23,813	$16,089
Prepaid expenses	104,405	-
TOTAL CURRENT ASSETS	128,218	16,089
NONCURRENT ASSETS
Investments held in Trust Account	5,738,912	5,613,395
TOTAL ASSETS	$5,867,130	$5,629,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$640,262	$582,432
Income taxes payable	303,886	289,588
Excise taxes payable	146,924	146,924
Promissory note	52,877	52,877
Promissory note – related party	390,000	200,000
Interest payable	6,642	5,587
TOTAL CURRENT LIABILITIES	1,540,591	1,277,408
LONG TERM LIABILITIES
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,610,591	3,347,408

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 519,321 shares at redemption value of $10.95 and $10.74 per share as of March 31, 2024 and December 31, 2023, respectively	5,684,950	5,579,231

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,650,900 issued and outstanding (excluding 519,321 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	266	266
Additional paid-in capital	1,841,108	1,946,827
Accumulated deficit	(5,269,785)	(5,244,248)
TOTAL STOCKHOLDERS’ DEFICIT	(3,428,411)	(3,297,155)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,867,130	$5,629,484

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$83,769	$218,230
Loss from operations	(83,769)	(218,230)

Other income (expense):
Interest earned on investments held in Trust Account	73,585	217,397
Interest expense	(1,055)	-
Total other income, net	72,530	217,397

Loss before provision for income taxes	(11,239)	(833)
Provision for income taxes	(14,298)	(42,503)
Net loss	$(25,537)	$(43,336)

Weighted average shares outstanding of redeemable common stock	519,321	1,934,108
Basic and diluted income per share, redeemable common stock	$0.16	$0.11

Weighted average shares outstanding of non-redeemable common stock	2,650,900	2,125,900
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$(0.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,650,900	$266	$1,946,827	$(5,244,248)	$(3,297,155)

Accretion for common stock subject to redemption amount	-	-	(105,719)	-	(105,719)

Net loss	-	-	-	(25,537)	(25,537)

Balance – March 31, 2024	2,650,900	$266	$1,841,108	$(5,269,785)	$(3,428,411)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,125,900	$213	$-	$(2,277,723)	$(2,277,510)

Accretion for common stock subject to redemption amount	-	-	-	(459,894)	(459,894)

Net loss	-	-	-	(43,336)	(43,336)

Balance – March 31, 2023	2,125,900	$213	$-	$(2,780,953)	$(2,780,740)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(25,537)	$(43,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(73,585)	(217,397)
Changes in operating assets and liabilities:
Prepaid expenses	(43,655)	(48,915)
Interest payable	1,055	-
Income taxes payable	14,298	42,503
Accounts payable and accrued expenses	(2,920)	79,405
Net cash used in operating activities	(130,344)	(187,740)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(51,932)	(300,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	-	50,855
Net cash used in investing activities	(51,932)	(249,145)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	190,000	-
Proceeds from convertible promissory note – related party	-	300,000
Net cash provided by financing activities	190,000	300,000

Net Change in Cash	7,724	(136,885)
Cash – Beginning of period	16,089	259,408
Cash – End of period	$23,813	$122,523

Non-Cash Investing and Financing Activities:
Accretion for common stock subject to redemption amount	$105,719	$459,894
Conversion of accounts payable to promissory notes	$-	$102,877
Prepaid expenses	$60,750	$-
Accounts payable and accrued expenses	$60,750	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

On November 15, 2023, February 16, 2024, May 15, 2024 and August 15, 2024 the Company deposited $51,932 to the Trust Account on each date, extending the Combination Period from November 16, 2023 to November 16, 2024.

On July 18, 2024, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the Company is delinquent in filing its Form 10-K for the year ended December 31, 2023 and Form 10-Q for the quarter ended March 31, 2024, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice has no immediate effect on the listing or trading of the Company’s common stock, units or rights on the Nasdaq Capital Market. In accordance with Nasdaq’s listing rules, the Company has 60 calendar days, or until September 2, 2024, after the Notice to submit a plan of compliance (the “Plan”) to Nasdaq addressing how the Company intends to regain compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or October 14, 2024, to regain compliance.

On September 11, 2024, the Company received a letter from Nasdaq that stated based on the August 26, 2024 filing of the Company’s Form 10-K for the year ended December 31, 2023, the Staff has determined the Company complies with the Listing Rule and that the matter is now closed.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

MARCH 31, 2024

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

On May 12, 2023, the Company’s stockholders elected to redeem 1,405,134 shares for a total of $14,591,037. On August 21, 2023, the Company’s stockholders elected to redeem 9,653 shares for a total of $101,373. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2024 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2024 and December 31, 2023, the Company recorded $146,924 of excise tax liability calculated as 1% of the shares redeemed.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2024, the Company had $23,813 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived by UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. As of March 31, 2024, there was $52,877 outstanding under this note. $6,642 of interest was accrued through March 31, 2024 which is presented as interest payable in the accompanying balance sheets. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP for a settlement amount of $160,000, which includes the outstanding balance of the note to UHY Advisors/UHY LLP with a principal amount outstanding of $52,877 and all interest accrued and outstanding invoices due to UHY Advisors/UHY LLP.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “Note”) to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of March 31, 2024 and December 31, 2023, there were $390,000 and $200,000 outstanding amounts under this Note, respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on August 26, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

MARCH 31, 2024

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Accordingly, at March 31, 2024 and December 31, 2023, 519,321 shares of Common Stock subject to possible redemption is presented at redemption value of $10.95 and $10.74, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At March 31, 2024 and December 31, 2023, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Redemptions of Common stock on December 20, 2022	(50,129,447)
Plus:
Accretion of carrying value to redemption value	11,202,163
Common stock subject to possible redemption, December 31, 2022	$19,550,035
Less:
Redemptions of Common Stock on May 10, 2023 and August 21, 2023	(14,692,409)
Plus:
Accretion of carrying value to redemption value	721,605
Common stock subject to possible redemption, December 31, 2023	5,579,231
Plus:
Accretion of carrying value to redemption value	105,719
Common stock subject to possible redemption, March 31, 2024	$5,684,950

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 127.22% and 5,102.40% for the three months ended March 31, 2024 and 2023. The effective tax rate differs from the statutory tax rate of 21% for the period ended March 31, 2024 and 2023, due to merger and acquisition costs treated as permanent difference and expenditures, other than franchise taxes, treated as startup costs prior to operations which a valuation allowance on the deferred tax assets is applied.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 16% for the redeemable Public Shares and 84% for the non- redeemable shares for period ended March 31, 2024, reflective of the respective participation rights.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The earnings per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(25,537)	$(43,336)
Accretion of temporary equity to redemption value	(105,719)	(459,894)
Allocation of adjusted net loss including accretion of temporary equity	$(131,256)	$(503,230)

	For the Three Months Ended March 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(21,501)	$(109,755)	$(239,729)	$(263,501)
Accretion of temporary equity to redemption value	105,719	-	459,894	-
Allocation of net income (loss)	$84,218	(109,755)	$220,165	(263,501)

Denominator:
Weighted-average shares outstanding	519,321	2,650,900	1,934,108	2,125,900

Basic and diluted net income (loss) per share	$0.16	$(0.04)	$0.11	$(0.12)

As of March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2024. The Company plans to adopt this guidance at the start of the year 2024.

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

MARCH 31, 2024

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2024 and 2023, the Company incurred and paid $30,000 in fees for these services.

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

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “Note”) to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of March 31, 2024 and December 31, 2023, there were $390,000 and $200,000 outstanding amounts under this Note, respectively.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024 and December 31, 2023, there were no outstanding amounts under the Note issued on February 15, 2023.

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

MARCH 31, 2024

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

Business Combination Agreement

On August 29, 2024, the Company entered into that certain Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “BCA”), by and between the Company and CUBEBIO Co., Ltd., a corporation (“chusik hoesa”) organized under the laws of Korea (the “CUBEBIO”), pursuant to which the following transactions will occur: (1) CHL SPAC Merger Sub, Inc., a corporation to be formed in Delaware (the “SPAC Merger Sub”), will be merged with and into the Company with the Company being the surviving entity (the “SPAC Merger”) as a direct wholly owned subsidiary of CubeBio Holdings Limited, an exempted company to be formed in the Cayman Islands (“PubCo”), and (b) all shareholders of CUBEBIO shall transfer their respective common shares (the “CUBEBIO Common Shares”) to CHL Korea Exchange Sub, Ltd., a corporation (“chusik hoesa”) to be organized under the laws of Korea (the “Exchange Sub”), in exchange for the right to receive PubCo Ordinary Shares (as defined in the BCA) (the “Share Swap” and collectively with the SPAC Merger the “Business Combination”). Following the closing of the Business Combination, PubCo expects the PubCo Ordinary Shares to be listed and traded on The Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the BCA.

Consideration

At the closing of the SPAC Merger (the “Merger Effective Time”), by virtue of the SPAC Merger, each SPAC Share issued and outstanding immediately prior to the Merger Effective Time (except for shares being cancelled pursuant to Section 3.1(b) of the BCA and assuming consummation of the Unit Separation) shall be converted into and shall for all purposes represent only the right to receive one issued, fully paid and non-assessable PubCo Ordinary Share.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

At or immediately before the closing of the Business Combination, by virtue of the Share Swap, the right to each CUBEBIO Common Share held by Swapping Shareholders shall be converted into and shall for all purposes represent only the right to receive a number of validly issued, fully paid and non-assessable PubCo Ordinary Shares equal to the CUBEBIO Exchange Ratio, which shall be an amount obtained by dividing (i) the number of PubCo Ordinary Shares equal to the quotient of the $375,000,000 divided by $10.00 by (ii) the aggregate number of CUBEBIO Common Shares, the number of CUBEBIO Common Shares subject to such CUBEBIO Options and the number of CUBEBIO Common Shares subject to such CUBEBIO Warrants outstanding immediately prior to the Merger Effective Time.

The Closing

The Company and CUBEBIO have agreed that the closing of the Business Combination (the “Closing”) shall occur no later than the date that is the earlier of (i) May 15, 2025 or (ii) the date by which the Company must consummate its initial business combination under its Governing Documents, which may be amended pursuant to Section 8.2 of the BCA, which provides that if, on or before October 1, 2024, the Proxy Clearance Date has not occurred, and BCA has not otherwise been terminated in accordance with its terms, the Company shall promptly prepare and file with the SEC a proxy statement pursuant to which it will seek approval to extend the time period for SPAC to consummate its initial business combination under its Governing Documents for up to six (6) months to at least May 15, 2025, at the sole option of the Company, unless the closing of such business combination has been consummated (the “Outside Date”).

Representations and Warranties

In the BCA, CUBEBIO makes certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the BCA) relating to, among other things: (a) proper corporate existence and power of CUBEBIO and its subsidiaries (together, the “CUBEBIO Parties”) and similar corporate matters; (b) subsidiaries of CUBEBIO, (c) capitalization, (d) authorization, execution, delivery and enforceability of the BCA and other Transaction Agreements; (c) consents, required approvals and non-contravention; (d) financial statements, (e) liabilities, (f) absence of certain events, (g) litigation, (h) employee benefits, (i) labor matters, (j) title to properties, (k) taxes, (l) environmental matters, (m) brokers and third party expenses, (n) intellectual property, (o) material contracts, (p) insurance, (q) interested party transactions, (r) information supplied, (s) anti-bribery and anti-corruption compliance, (t) international trade, sanctions and anti-money laundering matters (u) board approval and shareholder vote, (v) CUBEBIO’s products and (w) disclaimer of other representations and warranties.

The Company also makes certain representations and warranties relating to, among other things: (a) organization, qualification and standing; (b) capitalization, (c) authorization, execution, delivery and enforceability of the BCA and other Transaction Documents; (c) consents and non-contravention, (d) approvals, (e) MCAG SEC reports and financial statements (f) absence of certain events, (g) litigation, (h) business activities, (i) MCAG contracts, (j) MCAG listing, (k) trust account, (l) taxes, (m) information supplied, (n) employee benefits, (o) board approval and shareholder vote, (p) Investment Act and JOBS Act, (q) affiliate transactions, (r) brokers and (s) disclaimer of other representations and warranties.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At March 31, 2024 and December 31, 2023, there were 2,650,900 shares of Common Stock issued and outstanding, excluding 519,321 of Common Stock subject to possible redemption which are presented as temporary equity.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

At March 31, 2024, assets held in the Trust Account were comprised of $5,738,912 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended March 31, 2024, the Company did not withdraw any interest earned on the Trust Account.

At December 31, 2023, assets held in the Trust Account were comprised of $5,613,395 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the year ended December 31, 2023, the Company withdrew $129,288 of the interest earned on the Trust Account to pay franchise and income taxes and $14,692,409 in connection with redemptions.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
March 31, 2024	Investments held in Trust Account - Mutual Fund	1	$5,738,912

December 31, 2023	Investments held in Trust Account - Mutual Fund	1	$5,613,395

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

On May 15, 2024 the Company deposited $51,932 to the Trust Account, extending the Combination Period from May 16, 2024 to August 16, 2024.

On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP for a settlement amount of $160,000, which includes the outstanding balance of the note to UHY Advisors/UHY LLP with a principal amount outstanding on of $52,877 and all interest accrued.

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

Business Combination Agreement

On August 29, 2024, the Company entered into that certain Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “BCA”), by and between the Company and CUBEBIO Co., Ltd., a corporation (“chusik hoesa”) organized under the laws of Korea (the “CUBEBIO”), pursuant to which the following transactions will occur: (1) CHL SPAC Merger Sub, Inc., a corporation to be formed in Delaware (the “SPAC Merger Sub”), will be merged with and into the Company with the Company being the surviving entity (the “SPAC Merger”) as a direct wholly owned subsidiary of CubeBio Holdings Limited, an exempted company to be formed in the Cayman Islands (“PubCo”), and (b) all shareholders of CUBEBIO shall transfer their respective common shares (the “CUBEBIO Common Shares”) to CHL Korea Exchange Sub, Ltd., a corporation (“chusik hoesa”) to be organized under the laws of Korea (the “Exchange Sub”), in exchange for the right to receive PubCo Ordinary Shares (as defined in the BCA) (the “Share Swap” and collectively with the SPAC Merger the “Business Combination”). Following the closing of the Business Combination, PubCo expects the PubCo Ordinary Shares to be listed and traded on The Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the BCA.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Consideration

At the closing of the SPAC Merger (the “Merger Effective Time”), by virtue of the SPAC Merger, each SPAC Share issued and outstanding immediately prior to the Merger Effective Time (except for shares being cancelled pursuant to Section 3.1(b) of the BCA and assuming consummation of the Unit Separation) shall be converted into and shall for all purposes represent only the right to receive one issued, fully paid and non-assessable PubCo Ordinary Share.

At or immediately before the closing of the Business Combination, by virtue of the Share Swap, the right to each CUBEBIO Common Share held by Swapping Shareholders shall be converted into and shall for all purposes represent only the right to receive a number of validly issued, fully paid and non-assessable PubCo Ordinary Shares equal to the CUBEBIO Exchange Ratio, which shall be an amount obtained by dividing (i) the number of PubCo Ordinary Shares equal to the quotient of the $375,000,000 divided by $10.00 by (ii) the aggregate number of CUBEBIO Common Shares, the number of CUBEBIO Common Shares subject to such CUBEBIO Options and the number of CUBEBIO Common Shares subject to such CUBEBIO Warrants outstanding immediately prior to the Merger Effective Time.

The Closing

The Company and CUBEBIO have agreed that the closing of the Business Combination (the “Closing”) shall occur no later than the date that is the earlier of (i) May 15, 2025 or (ii) the date by which the Company must consummate its initial business combination under its Governing Documents, which may be amended pursuant to Section 8.2 of the BCA, which provides that if, on or before October 1, 2024, the Proxy Clearance Date has not occurred, and BCA has not otherwise been terminated in accordance with its terms, the Company shall promptly prepare and file with the SEC a proxy statement pursuant to which it will seek approval to extend the time period for SPAC to consummate its initial business combination under its Governing Documents for up to six (6) months to at least May 15, 2025, at the sole option of the Company, unless the closing of such business combination has been consummated (the “Outside Date”).

Representations and Warranties

In the BCA, CUBEBIO makes certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the BCA) relating to, among other things: (a) proper corporate existence and power of CUBEBIO and its subsidiaries (together, the “CUBEBIO Parties”) and similar corporate matters; (b) subsidiaries of CUBEBIO, (c) capitalization, (d) authorization, execution, delivery and enforceability of the BCA and other Transaction Agreements; (c) consents, required approvals and non-contravention; (d) financial statements, (e) liabilities, (f) absence of certain events, (g) litigation, (h) employee benefits, (i) labor matters, (j) title to properties, (k) taxes, (l) environmental matters, (m) brokers and third party expenses, (n) intellectual property, (o) material contracts, (p) insurance, (q) interested party transactions, (r) information supplied, (s) anti-bribery and anti-corruption compliance, (t) international trade, sanctions and anti-money laundering matters (u) board approval and shareholder vote, (v) CUBEBIO’s products and (w) disclaimer of other representations and warranties.

The Company also makes certain representations and warranties relating to, among other things: (a) organization, qualification and standing; (b) capitalization, (c) authorization, execution, delivery and enforceability of the BCA and other Transaction Documents; (c) consents and non-contravention, (d) approvals, (e) MCAG SEC reports and financial statements (f) absence of certain events, (g) litigation, (h) business activities, (i) MCAG contracts, (j) MCAG listing, (k) trust account, (l) taxes, (m) information supplied, (n) employee benefits, (o) board approval and shareholder vote, (p) Investment Act and JOBS Act, (q) affiliate transactions, (r) brokers and (s) disclaimer of other representations and warranties.

As previously disclosed, on July 18, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the Company is delinquent in filing its Form 10-K for the year ended December 31, 2023 and Form 10-Q for the quarter ended March 31, 2024, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. On September 11, 2024, the Company received a letter from Nasdaq that stated based on the August 26, 2024 filing of the Company’s Form 10-K for the year ended December 31, 2023, the Staff has determined the Company complies with the Listing Rule and that the matter is now closed.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 26, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Agreement

On August 29, 2024, the Company entered into that certain Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “BCA”), by and between the Company and CUBEBIO Co., Ltd., a corporation (“chusik hoesa”) organized under the laws of Korea (the “CUBEBIO”), pursuant to which the following transactions will occur: (1) CHL SPAC Merger Sub, Inc., a corporation to be formed in Delaware (the “SPAC Merger Sub”), will be merged with and into the Company with the Company being the surviving entity (the “SPAC Merger”) as a direct wholly owned subsidiary of CubeBio Holdings Limited, an exempted company to be formed in the Cayman Islands (“PubCo”), and (b) all shareholders of CUBEBIO shall transfer their respective common shares (the “CUBEBIO Common Shares”) to CHL Korea Exchange Sub, Ltd., a corporation (“chusik hoesa”) to be organized under the laws of Korea (the “Exchange Sub”), in exchange for the right to receive PubCo Ordinary Shares (as defined in the BCA) (the “Share Swap” and collectively with the SPAC Merger the “Business Combination”). Following the closing of the Business Combination, PubCo expects the PubCo Ordinary Shares to be listed and traded on The Nasdaq Stock Market. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the BCA.

Consideration

At the closing of the SPAC Merger (the “Merger Effective Time”), by virtue of the SPAC Merger, each SPAC Share issued and outstanding immediately prior to the Merger Effective Time (except for shares being cancelled pursuant to Section 3.1(b) of the BCA and assuming consummation of the Unit Separation) shall be converted into and shall for all purposes represent only the right to receive one issued, fully paid and non-assessable PubCo Ordinary Share.

At or immediately before the closing of the Business Combination, by virtue of the Share Swap, the right to each CUBEBIO Common Share held by Swapping Shareholders shall be converted into and shall for all purposes represent only the right to receive a number of validly issued, fully paid and non-assessable PubCo Ordinary Shares equal to the CUBEBIO Exchange Ratio, which shall be an amount obtained by dividing (i) the number of PubCo Ordinary Shares equal to the quotient of the $375,000,000 divided by $10.00 by (ii) the aggregate number of CUBEBIO Common Shares, the number of CUBEBIO Common Shares subject to such CUBEBIO Options and the number of CUBEBIO Common Shares subject to such CUBEBIO Warrants outstanding immediately prior to the Merger Effective Time.

The Closing

The Company and CUBEBIO have agreed that the closing of the Business Combination (the “Closing”) shall occur no later than the date that is the earlier of (i) May 15, 2025 or (ii) the date by which the Company must consummate its initial business combination under its Governing Documents, which may be amended pursuant to Section 8.2 of the BCA, which provides that if, on or before October 1, 2024, the Proxy Clearance Date has not occurred, and BCA has not otherwise been terminated in accordance with its terms, the Company shall promptly prepare and file with the SEC a proxy statement pursuant to which it will seek approval to extend the time period for SPAC to consummate its initial business combination under its Governing Documents for up to six (6) months to at least May 15, 2025, at the sole option of the Company, unless the closing of such business combination has been consummated (the “Outside Date”).

Representations and Warranties

In the BCA, CUBEBIO makes certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the BCA) relating to, among other things: (a) proper corporate existence and power of CUBEBIO and its subsidiaries (together, the “CUBEBIO Parties”) and similar corporate matters; (b) subsidiaries of CUBEBIO, (c) capitalization, (d) authorization, execution, delivery and enforceability of the BCA and other Transaction Agreements; (c) consents, required approvals and non-contravention; (d) financial statements, (e) liabilities, (f) absence of certain events, (g) litigation, (h) employee benefits, (i) labor matters, (j) title to properties, (k) taxes, (l) environmental matters, (m) brokers and third party expenses, (n) intellectual property, (o) material contracts, (p) insurance, (q) interested party transactions, (r) information supplied, (s) anti-bribery and anti-corruption compliance, (t) international trade, sanctions and anti-money laundering matters (u) board approval and shareholder vote, (v) CUBEBIO’s products and (w) disclaimer of other representations and warranties.

The Company also makes certain representations and warranties relating to, among other things: (a) organization, qualification and standing; (b) capitalization, (c) authorization, execution, delivery and enforceability of the BCA and other Transaction Documents; (c) consents and non-contravention, (d) approvals, (e) MCAG SEC reports and financial statements (f) absence of certain events, (g) litigation, (h) business activities, (i) MCAG contracts, (j) MCAG listing, (k) trust account, (l) taxes, (m) information supplied, (n) employee benefits, (o) board approval and shareholder vote, (p) Investment Act and JOBS Act, (q) affiliate transactions, (r) brokers and (s) disclaimer of other representations and warranties.

As previously disclosed, on July 18, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the Company is delinquent in filing its Form 10-K for the year ended December 31, 2023 and Form 10-Q for the quarter ended March 31, 2024, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. On September 11, 2024, the Company received a letter from Nasdaq that stated based on the August 26, 2024 filing of the Company’s Form 10-K for the year ended December 31, 2023, the Staff has determined the Company complies with the Listing Rule and that the matter is now closed.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $25,537, which consists of operating costs of $83,769, interest expenses of $1,055 and provision for income taxes of $14,298, offset by interest income on investment held in the Trust Account of $73,585.

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

For the three months ended March 31, 2024, cash used in operating activities was $130,344. Net loss of $25,537 was affected by interest earned on investments held in the Trust Account of $73,585. Changes in operating assets and liabilities used $31,222 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $187,740. Net loss of $43,336 was affected by interest earned on investments held in the Trust Account of $217,397. Changes in operating assets and liabilities provided $72,993 of cash for operating activities.

As of March 31, 2024, we had marketable securities held in the Trust Account of $5,738,912 (including $361,286 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2024, we have not withdrawn any of the interest earned on the Trust Account.

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

As of March 31, 2024, we had cash of $23,813 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. As of March 31, 2024, there was $52,877 outstanding under this note. $6,642 of interest was accrued through March 31, 2024 which is presented as interest payable in the accompanying balance sheets. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP for a settlement amount of $160,000, which includes the outstanding balance of the note to UHY Advisors/UHY LLP with a principal amount outstanding on of $52,877 and all interest accrued.

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “Note”) to the Company’s Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used by the Company for working capital purposes. As of March 31, 2024 and December 31, 2023, there were $390,000 and $200,000 outstanding amounts under this Note, respectively.

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

Going Concern

As of the date of the filing of this Quarterly report on form 10-Q, the Company extended the time it has to complete its initial Business Combination from February 16, 2024 to November 16, 2024 by depositing $51,932 each on February 16, 2024, May 15, 2024 and August 15, 2024 into its trust account.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 16% for the Public Shares and 84% for the non-redeemable shares for the three months ended March 31, 2024, reflective of the respective participation rights.

As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act) were not effective.

During the audit of the Form 10-K for the year ended December 31, 2023, management has identified material weaknesses in internal controls due to the restatements to our December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023 financial statements (“restatements”) regarding the improper classification of the Investment held in Trust Account and Deferred underwriting fee payable as current asset and liability, respectively, in our financial statements and the errors in earnings (loss) per share. In addition, the material weaknesses identified in December 31, 2023 financial reporting includes improper recognition of an invoice received which is identified during the review of the Form 10-Q for the quarter ended March 31, 2024.

Additionally, during the review of the Form 10-Q for the period ended March 31, 2024, management has identified a material weakness in internal controls due to the Company’s inability to timely file the Annual Report on Form 10-K for the year ended December 31, 2023, as well as the subsequent Quarterly Report on Form 10-Q for the period ended March 31, 2024 and June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on August 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on August 26, 2024.

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

MOUNTAIN CREST ACQUISITION CORP. V

Date: September 13, 2024	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)