Form 10-Q
period 2024-06-30
Mountain Crest Acquisition Corp. V
filed 2024-10-04
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of October 4, 2024, there were 3,320,221 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$21,087	$16,089
Prepaid expenses	72,415	-
TOTAL CURRENT ASSETS	93,502	16,089
NONCURRENT ASSETS
Investments held in Trust Account	5,865,909	5,613,395
TOTAL ASSETS	$5,959,411	$5,629,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$376,538	$582,432
Income taxes payable	324,001	289,588
Excise taxes payable	146,924	146,924
Promissory note	-	52,877
Promissory note – related party	250,000	200,000
Interest payable	-	5,587
TOTAL CURRENT LIABILITIES	1,097,463	1,277,408
LONG TERM LIABILITIES
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,167,463	3,347,408

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 519,321 shares at redemption value of $11.14 and $10.74 per share as of June 30, 2024 and December 31, 2023, respectively	5,787,094	5,579,231

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,800,900 and 2,650,900 issued and outstanding (excluding 519,321 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	281	266
Additional paid-in capital	2,338,949	1,946,827
Accumulated deficit	(5,334,376)	(5,244,248)
TOTAL STOCKHOLDERS’ DEFICIT	(2,995,146)	(3,297,155)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,959,411	$5,629,484

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$145,218	$322,349	$228,987	$540,579
Loss from operations	(145,218)	(322,349)	(228,987)	(540,579)

Other income (expense):
Interest earned on investments held in Trust Account	75,065	148,448	148,650	365,845
Interest expense	(347)	(2,052)	(1,402)	(2,052)
Forgiveness of debt	26,024	-	26,024	-
Total other income, net	100,742	146,396	173,272	363,793

Loss before provision for income taxes	(44,476)	(175,953)	(55,715)	(176,786)
Provision for income taxes	(20,115)	(30,159)	(34,413)	(72,662)
Net loss	$(64,591)	$(206,112)	$(90,128)	$(249,448)

Weighted average shares outstanding of redeemable common stock	519,321	1,162,056	519,321	1,545,949
Basic and diluted income (loss) per share, redeemable common stock	$0.15	$(0.00)	$0.31	$0.14

Weighted average shares outstanding of non-redeemable common stock	2,769,581	2,125,900	2,710,241	2,125,900
Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$(0.10)	$(0.09)	$(0.22)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,650,900	$266	$1,946,827	$(5,244,248)	$(3,297,155)

Accretion for common stock subject to redemption amount	-	-	(105,719)	-	(105,719)

Net loss	-	-	-	(25,537)	(25,537)

Balance – March 31, 2024	2,650,900	266	1,841,108	(5,269,785)	(3,428,411)

Accretion for common stock subject to redemption amount	-	-	(102,144)	-	(102,144)

Conversion of promissory note payable – related party	150,000	15	599,985	-	600,000

Net loss	-	-	-	(64,591)	(64,591)

Balance – June 30, 2024	2,800,900	$281	$2,338,949	$(5,334,376)	$(2,995,146)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,125,900	$213	$-	$(2,277,723)	$(2,277,510)

Accretion for common stock subject to redemption amount	-	-	-	(459,894)	(459,894)

Net loss	-	-	-	(43,336)	(43,336)

Balance – March 31, 2023	2,125,900	213	-	(2,780,953)	(2,780,740)

Accretion for common stock subject to redemption amount	-	-	-	(108,591)	(108,591)

Excise tax payable attributable to redemption of common stock	-	-	-	(145,910)	(145,910)

Net loss	-	-	-	(206,112)	(206,112)

Balance – June 30, 2023	2,125,900	$213	$-	$(3,241,566)	$(3,241,353)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(90,128)	$(249,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(148,650)	(365,845)
Interest expense	1,402	2,052
Forgiveness of debt	(26,024)	-
Changes in operating assets and liabilities:
Prepaid expenses	(68,248)	(23,570)
Income taxes payable	34,413	80,096
Accounts payable and accrued expenses	(191,026)	288,519
Net cash used in operating activities	(488,261)	(268,196)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(103,864)	(300,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	-	105,237
Cash withdrawn from Trust Account in connection with redemption	-	14,591,038
Net cash (used in) provided by investing activities	(103,864)	14,396,275

Cash Flows from Financing Activities:
Repayment of promissory note	(52,877)	-
Proceeds from promissory note – related party	650,000	-
Proceeds from convertible promissory note - related party	-	300,000
Redemption of common stock	-	(14,591,038)
Net cash provided by (used in) financing activities	597,123	(14,291,038)

Net Change in Cash	4,998	(162,959)
Cash – Beginning of period	16,089	259,408
Cash – End of period	$21,087	$96,449

Non-Cash Investing and Financing Activities:
Accretion for common stock subject to redemption amount	$207,863	$568,485
Excise tax payable attributable to redemption of common stock	$-	$145,910
Conversion of accounts payable to promissory notes	$-	$102,877
Conversion of promissory note – related party	$600,000	$-
Prepaid expenses	$4,167	$-
Accounts payable and accrued expenses	$4,167	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

JUNE 30, 2024

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

JUNE 30, 2024

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

On September 13, 2024, the Company filed the Q1 10-Q with the SEC. Then on September 16, 2024, the Company submitted a letter to Nasdaq setting forth the Company’s plan to regain compliance with the Listing Rule. The Company also requested the Staff to provide an exception, to October 14, 2024, to allow the Company to regain compliance with the Listing Rule.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

On May 12, 2023, the Company’s stockholders elected to redeem 1,405,134 shares for a total of $14,591,037. On August 21, 2023, the Company’s stockholders elected to redeem 9,653 shares for a total of $101,373. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2024 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2024 and December 31, 2023, the Company recorded $146,924 of excise tax liability calculated as 1% of the shares redeemed.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2024, the Company had $21,087 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived by UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On April 30, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of June 30, 2024, there was $0 outstanding under this note. $0 of interest was accrued through June 30, 2024 which is presented as interest payable in the accompanying balance sheets.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “2023 Note”) to the Company’s Sponsor. Pursuant to the 2023 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2023 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The 2023 Note does not bear interest. In the event that the Company does not consummate a Business Combination, the 2023 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2023 Note will be used by the Company for working capital purposes.

On April 3, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “2024 Note” and together with the 2023 Note, the “Notes”) to the Sponsor. Pursuant to the 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2024 Note will be used by the Company for working capital purposes.

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (See Note 6).

As of June 30, 2024 and December 31, 2023, there were $0 and $200,000 outstanding amounts under the Notes, respectively.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of June 30, 2024, there was $250,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2024, there was no outstanding amount under this August 2024 Note.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on August 26, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Accordingly, at June 30, 2024 and December 31, 2023, 519,321 shares of Common Stock subject to possible redemption is presented at redemption value of $11.14 and $10.74, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At June 30, 2024 and December 31, 2023, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Allocation of offering costs related to redeemable shares	(4,657,681)
Proceeds allocated to Public Rights	(5,865,000)
Redemptions of Common stock on December 20, 2022	(50,129,447)
Plus:
Accretion of carrying value to redemption value	11,202,163
Common stock subject to possible redemption, December 31, 2022	$19,550,035
Less:
Redemptions of Common Stock on May 10, 2023 and August 21, 2023	(14,692,409)
Plus:
Accretion of carrying value to redemption value	721,605
Common stock subject to possible redemption, December 31, 2023	5,579,231
Plus:
Accretion of carrying value to redemption value	207,863
Common stock subject to possible redemption, June 30, 2024	$5,787,094

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 146.92% and 17.14% for the three months ended June 30, 2024 and 2023, respectively, and 138.04% and 41.10% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended June 30, 2024 and 2023, due to merger and acquisition costs treated as permanent difference and expenditures, other than franchise taxes, treated as startup costs prior to operations which a valuation allowance on the deferred tax assets is applied.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 16% for the redeemable Public Shares and 84% for the non-redeemable shares for period ended June 30, 2024, reflective of the respective participation rights.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The earnings per share presented in the statements of operations is based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net loss	$(64,591)	$(206,112)	$(90,128)	$(249,448)
Accretion of temporary equity to redemption value	(102,144)	(108,591)	(207,863)	(568,485)
Net loss including accretion of temporary equity to redemption value	$(166,735)	$(314,703)	$(297,991)	$(817,933)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(26,328)	$(140,407)	$(111,225)	$(203,478)	$(47,918)	$(250,073)	$(344,372)	$(473,561)
Accretion of temporary equity to redemption value	102,144	-	108,591	-	207,863	-	568,485	-
Allocation of net income (loss)	$75,816	$(140,407)	$(2,634)	$(203,478)	$159,945	$(250,073)	$224,113	$(473,561)

Denominator:
Weighted-average shares outstanding	519,321	2,769,581	1,162,056	2,125,900	519,321	2,710,241	1,545,949	2,125,900

Basic and diluted net income (loss) per share	$0.15	$(0.05)	$(0.00)	$(0.10)	$0.31	$(0.09)	$0.14	$(0.22)

As of June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2023. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements and disclosures.

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

JUNE 30, 2024

(Unaudited)

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and six months ended June 30, 2024 and 2023, the Company incurred and paid $30,000 and $60,000 in fees for these services.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “2023 Note”) to the Company’s Sponsor. Pursuant to the 2023 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2023 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The 2023 Note does not bear interest. In the event that the Company does not consummate a Business Combination, the 2023 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2023 Note will be used by the Company for working capital purposes.

On April 3, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “2024 Note” and together with the 2023 Note, the “Notes”) to the Sponsor. Pursuant to the 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2024 Note will be used by the Company for working capital purposes.

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (See Note 6).

As of June 30, 2024 and December 31, 2023, there were $0 and $200,000 outstanding amounts under the Notes, respectively.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of June 30, 2024, there was $250,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2024, there was no outstanding amount under this August 2024 Note.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024 and December 31, 2023, there were no outstanding amounts under the Note issued on February 15, 2023.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Pursuant to the Vendor Liability Conversion Agreements and the Note Conversion Agreement, the vendors and the Sponsor have (i) one demand registration of the sale of such shares at the Company’s expense, and (ii) unlimited “piggyback” registration rights, both for a period of five (5) years after the closing of the Company’s initial Business Combination at the Company’s expense.

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “2023 Note”) to the Company’s Sponsor. Pursuant to the 2023 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. On April 3, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “2024 Note” and together with the 2023 Note, the “Notes”) to the Sponsor. Pursuant to the 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. Collectively the principal amount outstanding under the Notes was $600,000 (the “Principal Amount due under the Notes”)

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Accordingly, the Company satisfied the Notes in exchange for the issuance of 150,000 shares of Common Stock. Pursuant to the Note Conversion Agreement, the Sponsor has (i) one demand registration of the sale of such shares at the Company’s expense, and (ii) unlimited “piggyback” registration rights, both for a period of five (5) years after the closing of the Company’s initial business combination at the Company’s expense.

On April 20, 2024, an aggregate of 150,000 shares of the Company’s Common Stock has been issued pursuant to the Note Conversion Agreement, in full payment and satisfaction of the Notes in the principal amount of $600,000. The Company has relied upon Sections 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, in connection with the conversion, as the shares were issued to sophisticated investors without a view to distribution, and were not issued through any general solicitation or advertisement. The Company determined the $4.00 per share approximates the fair value of the Common Stock as the shares being issued are restricted as such no gain or loss was recognized on settlement of the liability.

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At June 30, 2024 and December 31, 2023, there were 2,800,900 and 2,650,900 shares of Common Stock issued and outstanding, excluding 519,321 of Common Stock subject to possible redemption which are presented as temporary equity, respectively.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments–Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying balance sheets.

At June 30, 2024, assets held in the Trust Account were comprised of $5,865,909 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended June 30, 2024, the Company did not withdraw any interest earned on the Trust Account.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

At December 31, 2023, assets held in the Trust Account were comprised of $5,613,395 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the year ended December 31, 2023, the Company withdrew $129,288 of the interest earned on the Trust Account to pay franchise and income taxes and $14,692,409 in connection with redemptions.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2024	Investments held in Trust Account - Mutual Fund	1	$5,865,909

December 31, 2023	Investments held in Trust Account - Mutual Fund	1	$5,613,395

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

On July 18, 2024, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the Company is delinquent in filing its Form 10-K for the year ended December 31, 2023 and Form 10-Q for the quarter ended March 31, 2024, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice has no immediate effect on the listing or trading of the Company’s common stock, units or rights on the Nasdaq Capital Market. In accordance with Nasdaq’s listing rules, the Company has 60 calendar days, or until September 2, 2024, after the Notice to submit a plan of compliance (the “Plan”) to Nasdaq addressing how the Company intends to regain compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or October 14, 2024, to regain compliance. On September 11, 2024, the Company received a letter from Nasdaq that stated based on the August 26, 2024 filing of the Company’s Form 10-K for the year ended December 31, 2023, the Staff has determined the Company complies with the Listing Rule and that the matter is now closed. On September 13, 2024, the Company filed the Q1 10-Q with the SEC. Then on September 16, 2024, the Company submitted a letter to Nasdaq setting forth the Company’s plan to regain compliance with the Listing Rule. The Company also requested the Staff to provide an exception, to October 14, 2024, to allow the Company to regain compliance with the Listing Rule.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2024, there was no outstanding amount under this August 2024 Note.

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

JUNE 30, 2024

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

On May 15, 2024 the Company deposited $51,932 to the Trust Account, extending the Combination Period from May 16, 2024 to August 16, 2024.

On April 30, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities (including $22,092 outstanding principal amount of the note) to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000.

On June 5, 2024, the Company received a notification letter from Nasdaq stating that for the last 10 consecutive business days, from May 21, 2024 to June 4, 2024, the Company’s MVLS has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the MVLS Rule and this matter is now closed.

As disclosed in a Form 12b-25 Notification of Late Filing filed by the Company on April 2, 2024, the Company is delayed in filing its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). Also as disclosed in a Form 12b-25 Notification of Late Filing filed by the Company on May 15, 2024, the Company is delayed in filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) with the SEC. On July 18, 2024, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the Company is delinquent in filing its Form 10-K and Form 10-Q, the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires companies with securities listed on Nasdaq to timely file all required periodic reports with the SEC. The Notice has no immediate effect on the listing or trading of the Company’s common stock, units or rights on the Nasdaq Capital Market. In accordance with Nasdaq’s listing rules, the Company has 60 calendar days, or until September 2, 2024, after the Notice to submit a plan of compliance (the “Plan”) to Nasdaq addressing how the Company intends to regain compliance with Nasdaq’s listing rules, and Nasdaq has the discretion to grant the Company up to 180 calendar days from the due date of the Form 10-K, or October 14, 2024, to regain compliance. The Company intends to file the Form 10-K and the Form 10-Q or to submit a compliance plan to Nasdaq and take the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable, but in any case such plan to be submitted prior to September 2, 2024. While the Company can provide no assurances as to timing, the Company will continue to work diligently to complete and file the Form 10-K and the Form 10-Q as soon as practicable. On September 11, 2024, the Company received a letter from Nasdaq that stated based on the August 26, 2024 filing of the Company’s Form 10-K for the year ended December 31, 2023, the Staff has determined the Company complies with the Listing Rule and that the matter is now closed. On September 13, 2024, the Company filed the Q1 10-Q with the SEC. Then on September 16, 2024, the Company submitted a letter to Nasdaq setting forth the Company’s plan to regain compliance with the Listing Rule. The Company also requested the Staff to provide an exception, to October 14, 2024, to allow the Company to regain compliance with the Listing Rule.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2024, there was no outstanding amount under this August 2024 Note.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $64,591, which consists of operating costs of $145,218, interest expenses of $347 and provision for income taxes of $20,115, offset by interest income on investment held in the Trust Account of $75,065 and forgiveness of debt of $26,024.

For the three months ended June 30, 2023, we had a net loss of $206,112, which consists of general and administrative expenses of $322,349, interest expense of $2,052 and provision for income taxes of $30,159, offset by interest earned on investments held in the Trust Account of $148,448.

For the six months ended June 30, 2024, we had a net loss of $90,128, which consists of operating costs of $228,987, interest expenses of $1,402 and provision for income taxes of $34,413, offset by interest income on investment held in the Trust Account of $148,650 and forgiveness of debt of $26,024.

For the six months ended June 30, 2023, we had a net loss of $249,448, which consists of general and administrative expenses of $540,579, interest expense of $2,052 and provision for income taxes of $72,662, offset by interest earned on investments held in the Trust Account of $365,845.

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

For the six months ended June 30, 2024, cash used in operating activities was $488,261. Net loss of $90,128 was affected by interest earned on investments held in the Trust Account of $148,650 and forgiveness of debt of $26,024. Changes in operating assets and liabilities used $224,861 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $268,196. Net loss of $249,448 was affected by interest earned on investments held in the Trust Account of $365,845. Changes in operating assets and liabilities provided $347,097 of cash for operating activities.

As of June 30, 2024, we had marketable securities held in the Trust Account of $5,865,909 (including $436,351 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2024, we have not withdrawn any of the interest earned on the Trust Account.

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

As of June 30, 2024, we had cash of $21,087 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On April 30, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of June 30, 2024, there was $0 outstanding under this note. $0 of interest was accrued through June 30, 2024 which is presented as interest payable in the accompanying balance sheets.

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

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “2023 Note”) to the Company’s Sponsor. Pursuant to the 2023 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2023 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial Business Combination with a target business, or (ii) the date the Company liquidates if a Business Combination is not consummated. The 2023 Note does not bear interest. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2023 Note will be used by the Company for working capital purposes.

On April 3, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “2024 Note” and together with the 2023 Note, the “Notes”) to the Sponsor. Pursuant to the 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2024 Note will be used by the Company for working capital purposes.

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (See Note 6).

As of June 30, 2024 and December 31, 2023, there were $0 and $200,000 outstanding amounts under the Notes, respectively.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of June 30, 2024, there was $250,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2024, there was no outstanding amount under this August 2024 Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 16% for the Public Shares and 84% for the non-redeemable shares for the three and six months ended June 30, 2024, reflective of the respective participation rights.

As of June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective December 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2023. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements and disclosures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act) were not effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Promissory Note, dated April 3, 2024 between Mountain Crest Acquisition Corp. V, as Maker and Mountain Crest Global Holdings LLC as Payee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 3, 2024)

10.2	Note Conversion Agreement entered by and between Mountain Crest Acquisition Corp. V and Mountain Crest Global Holdings LLC, dated April 19, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 24, 2024)

10.3	Promissory Note, dated April 30, 2024 between Mountain Crest Acquisition Corp. V, as Maker and Mountain Crest Global Holdings LLC as Payee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 1, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Date: October 4, 2024	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)