Form 10-K
period 2024-12-31
Mountain Crest Acquisition Corp. V
filed 2025-04-01
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-40418

MOUNTAIN CREST ACQUISITION CORP. V

(Exact name of registrant as specified in its charter)

Delaware	86-2435859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

524 Broadway 11th Floor New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 493-6558

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one right to acquire 1/10 of one share of Common Stock	MCAGU	OTC Pink Market
Rights included as part of the units	MCAGR	OTC Pink Market
Common stock, par value $0.0001 per share	MCAG	OTC Pink Market

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34,067,835.63, computed by reference to the closing price for the common stock on June 30, 2024, as reported on The Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2025 was 2,902,004, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOUNTAIN CREST ACQUISITION CORP. V

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

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

On November 14, 2024, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Interpretive Material IM-5101-2. The Company decided not to appeal this determination by Nasdaq, and trading of the Company’s securities on Nasdaq was suspended at the opening of business on November 21, 2024. A Form 25-NSE was filed with the Securities and Exchange Commission, removing the Company’s securities from listing on The Nasdaq Stock Market. The Company’s securities commenced trading on the over-the-counter market on November 21, 2024.

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

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since April 2021. Dr. Liu was a director of PLBY Group, Inc. (Nasdaq: PLBY) from the closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp from November 2019 until it closed its business combination with PLBY Group, Inc. Dr. Liu was also a director of Better Therapeutics Inc. (Nasdaq: BTTX) from October 2021 to April 2023. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from July 2020 to October 2021. Dr. Liu was also a director of Etao International Co., Ltd. (Nasdaq: ETAO) from February 2023 to March 2023. He was the Chairman, Chief Executive Officer and Chief Financial Officer of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. Dr. Liu was also a director of CH Auto Inc. from March 2024 to January 2025. He was the Chairman, Chief Executive Officer and Chief Financial Officer of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. A veteran in the oil and gas industry with over 30 years of professional experience, Mr. Haight currently serves as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc., which he joined in June 2020. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Epic Companies filed for bankruptcy in August 2019. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

Dr. Todd Milbourn has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. Dr. Milbourn is the Vice Dean and Hubert C. and Dorothy R. Moog Professor of Finance at Washington University Olin Business School, where he has researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings since June 2000. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

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

Effecting Our Initial Business Combination

We will have time until November 16, 2025 to consummate our initial business combination, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on May 16, 2024. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

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

Liquidation if No Business Combination

If we do not complete a business combination prior to November 16, 2025, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless. However, if we anticipate that we may not be able to consummate our initial business combination prior to May 16, 2024, our insiders or their affiliates may, but are not obligated to, extend the Combination Period, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of this annual report on Form 10-K, In the event that they elected to extend the Combination Period and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

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

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	if our initial business combination is not consummated prior to November 16, 2025, or as otherwise set forth in our amended and restated certificate of incorporation, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Facilities

We currently maintain our principal executive offices at 524 Broadway 11th Floor, New York, NY. The cost for this space is included in the $10,000 per-month fee payable to Mountain Crest Global Holdings LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

We currently maintain our principal executive offices at 524 Broadway 11th Floor, New York, NY. The cost for this space is included in the $10,000 per-month fee payable to Mountain Crest Global Holdings LLC, for office space, utilities and secretarial services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders of Record

As of December 31, 2024, there were 2,902,004 of our shares of Common Stock issued and outstanding held by 6 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2024, a total of $1,157,312 was held in the trust account, $1,067,163 of which is the proceeds from the IPO, Private Placement and extension deposits and $90,149 of which was interest income generated by the proceeds in trust.

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

On November 14, 2024, the Company received a notice from Nasdaq stating that the Company was not in compliance with Nasdaq Interpretive Material IM-5101-2. The Company decided not to appeal this determination by Nasdaq, and trading of the Company’s securities on Nasdaq was suspended at the opening of business on November 21, 2024. A Form 25-NSE was filed with the Securities and Exchange Commission, removing the Company’s securities from listing on The Nasdaq Stock Market. The Company’s securities commenced trading on the over-the-counter market on November 21, 2024.

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

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

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

The Company received a notice, dated November 14, 2024 (the “Notice”) from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities are now subject to delisting. The Company’s registration statement, filed in connection with the Company’s IPO, became effective on November 12, 2021. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company did not complete its initial business combination by November 12, 2024, the Company did not comply with IM-5101-2, and its securities are now delisted. The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities was suspended from trading on Nasdaq at the opening of business on November 21, 2024. However, the Company commenced trading its securities on the over-the-counter market on November 21, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $374,454, which consists of general and administrative expenses of $618,486, provision for income taxes of $45,896 and interest expense of $1,402, partially offset by interest earned on investments held in the Trust Account of $265,306 and forgiveness of debt of $26,024.

For the year ended December 31, 2023, we had a net loss of $2,251,116, which consists of operating costs of $2,654,975, interest expenses of $5,587 and provision for income taxes of $101,282, partially offset by interest income on investment held in the Trust Account of $510,728.

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

For the year ended December 31, 2024, cash used in operating activities was $921,200. Net loss of $374,454 was affected by interest earned on investments held in the Trust Account of $265,306 and forgiveness of debt of $26,024. Changes in operating assets and liabilities used $258,817 of cash for operating activities.

For the year ended December 31, 2023, cash used in operating activities was $470,675. Net loss of $2,251,116 was affected by interest earned on investments held in the Trust Account of $510,728. Changes in operating assets and liabilities provided $2,291,169 of cash for operating activities

As of December 31, 2024, we had marketable securities held in the Trust Account of $1,157,312 (including $90,149 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2024, we have withdrawn $140,442 of the interest earned on the Trust Account to pay franchise and income taxes and $4,736,743 in connection with redemptions.

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

As of December 31, 2024, we had cash of $116,658 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial Business Combination with a target business. The Note will either be paid upon consummation of the Company’s initial Business Combination, or, at the Sponsor’s discretion, converted upon consummation of the Company’s Business Combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial Business Combination during the Combination Period. On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2025. On September 13, 2023, as approved by the Company’s audit committee, the Company entered into a note conversion agreement with the Sponsor, to convert the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock.

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of December 31, 2024, there was $0 outstanding under this note and $0 accrued interest payable in the accompanying balance sheets.

On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2025. On September 13, 2023, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock (Note 6).

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

As of December 31, 2024 and 2023, there were $0 and $200,000 outstanding amounts under the Notes, respectively.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of December 31, 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 14% for the Public Shares and 86% for the non-redeemable shares for the year ended December 31, 2024 and 31% for the redeemable Public Shares and 69% for the non-redeemable shares for the period ended December 31, 2023, reflective of the respective participation rights.

As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, this ASU became effective and our management adopted this ASU in our financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have maintain effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B.	Other Information.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 31, 2025.

Name	Age	Position
Suying Liu	37	Chairman, Chief Executive Officer and Chief Financial Officer
Nelson Haight	60	Director
Todd Milbourn	56	Director
Wenhua Zhang	55	Director

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since April 2021. Dr. Liu was a director of PLBY Group Inc. (Nasdaq: PLBY) from closing of its businesss combination with Mountain Crest Acquisition Corp. (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. from November 2019 until closed its business combination with PLBY Group, Inc. Dr. Liu was also a director of Better Therapeutics Inc. (Nasdaq: BTTX) in October 2021 to April 2023. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from July 2020 to October 2021. Dr. Liu was also a director of Etao International Co., Ltd. (Nasdaq: ETAO) from February 2023 to March 2023. He was the Chairman, aChief Executive Officer and Chief Financial Officer of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. Dr. Liu was also a director of CH Auto Inc. from March 2024 to January 2025. He was the Chairman, Chief Executive Officer and Chief Financial Officer of Mountain Crest Acquisition IV (Nasdaq: MCAF) from March 2021 to March 2024. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations serving clients from both North America and Asia for their investments in the U.S. real estate market. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. A veteran in the oil and gas industry with over 30 years of professional experience, Mr. Haight currently serves as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc., which he joined in June 2020. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Epic Companies filed for bankruptcy in August 2019. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

Dr. Todd Milbourn has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. Healso served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) March 2021 to March 2024. Dr. Milbourn is the Vice Dean and Hubert C. and Dorothy R. Moog Professor of Finance at Washington University Olin Business School, where he has researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings since June 2000. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. Healso served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

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

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Suying Liu	N/A	N/A	N/A

Nelson Haight	Key Energy Services, Inc.	Energy	Senior Vice President, Chief Financial Officer and Treasurer

Todd Milbourn	Washington University Olin Business School	Higher Education	Vice Dean and Professor

Wenhua Zhang	Azia Capital LP	Finance	Partner

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

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

The following table sets forth as of March 24, 2025 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 24, 2025, we had 2,902,004 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Suying Liu(2)	2,065,800	71.19%
Nelson Haight	2,400	*
Todd T. Milbourn	2,400	*
Wenhua Zhang	2,400	*
All directors and executive officers as a group (4 individuals)	2,073,000	71.43%
Mountain Crest Global Holdings LLC(3)	2,065,800	71.19%
Meteora Capital, LLC(4)	300,577	10.3%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mountain Crest Acquisition Corp. V, 524 Broadway 11th Floor, New York, NY.
(2)	On March 28, 2023, Dr. Suying Liu resigned from his position as the managing member of the Sponsor, and as result, he no longer has any voting and dispositive power over the shares owned by the Sponsor.
(3)	Suying Liu has voting and dispositive power over the shares owned by the Sponsor.
(4)	Based on information provided in an Amended Schedule 13G filed on November 14, 2024. Meteora Capital, LLC and Vik Mittal (together, the “Reporting Persons”) made certain joint filing statement, dated November 14, 2024. Each of the Reporting Persons disclaims beneficial ownership of the Company’s shares of Common Stock except to the extent of that person’s pecuniary interest therein. The address of the principal office of the Reporting Persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2024 and 2023, the Company incurred and paid $120,000 and $120,000 in fees for these services, respectively.

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

On November 14, 2024, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Interpretive Material IM-5101-2. The Company decided not to appeal this determination by Nasdaq, and trading of the Company’s securities on Nasdaq was suspended at the opening of business on November 21, 2024. A Form 25-NSE was filed with the Securities and Exchange Commission, removing the Company’s securities from listing on The Nasdaq Stock Market. The Company’s securities commenced trading on the over-the-counter market on November 21, 2024.

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

As of December 31, 2024 and 2023, there were $0 and $200,000 outstanding amounts under the Notes, respectively.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of December 31, 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

ITEM 14.	Principal Accountant Fees and Services.

The firm of UHY LLP, or UHY, acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. For the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $149,035 and $201,387, respectively, for the services UHY performed in connection with the review of our quarterly reports and the audit of our December 31, 2024 and 2023 financial statements included in the Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $15,900 and $5,650, respectively, for the services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2024 and 2023, there were $0 and $0 fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
3.1	Amendment No. 4 to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp., V (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2024)
4.5*	Description of Securities
10.1	Promissory Note, dated April 3, 2024 between Mountain Crest Acquisition Corp. V, as Maker and Mountain Crest Global Holdings LLC as Payee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 3, 2024)
10.2	Note Conversion Agreement entered by and between Mountain Crest Acquisition Corp. V and Mountain Crest Global Holdings LLC, dated April 19, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 24, 2024)
10.3	Promissory Note, dated April 30, 2024 between Mountain Crest Acquisition Corp. V, as Maker and Mountain Crest Global Holdings LLC as Payee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 1, 2024)
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.7	Clawback Policy (incorporated by reference to Exhibit 99.7 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on August 23, 2024)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
^	Certain terms have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the terms upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Dated: April 1, 2025	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
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

Signature	Title	Date

/s/ Suying Liu	Chief Executive Officer (Principal executive officer), Chief Financial Officer (Principal financial and accounting officer), and Chairman	April 1, 2025
Suying Liu

/s/ Nelson Haight	Director	April 1, 2025
Nelson Haight

/s/ Todd Milbourn	Director	April 1, 2025
Todd Milbourn

/s/ Wenhua Zhang	Director	April 1, 2025
Wenhua Zhang

MOUNTAIN CREST ACQUISITION CORP. V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Mountain Crest Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain Crest Acquisition Corp. V (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

April 1, 2025

MOUNTAIN CREST ACQUISITION CORP. V

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$116,658	$16,089
Prepaid expenses	40,121	-
TOTAL CURRENT ASSETS	156,779	16,089
NONCURRENT ASSETS
Investments held in Trust Account	1,157,312	5,613,395
TOTAL ASSETS	$1,314,091	$5,629,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$348,395	$582,432
Income taxes payable	284,492	289,588
Excise taxes payable	197,692	146,924
Promissory note	-	52,877
Promissory note – related party	690,000	200,000
Interest payable	-	5,587
TOTAL CURRENT LIABILITIES	1,520,579	1,277,408
LONG TERM LIABILITIES
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,590,579	3,347,408

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 101,104 and 519,321 shares at redemption value of $11.51 and $10.74 per share as of December 31, 2024 and 2023, respectively	1,163,879	5,579,231

STOCKHOLDERS' DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,800,900 and 2,650,900 issued and outstanding (excluding 101,104 and 519,321 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively	281	266
Additional paid-in capital	2,225,421	1,946,827
Accumulated deficit	(5,666,069)	(5,244,248)
TOTAL STOCKHOLDERS’ DEFICIT	(3,440,367)	(3,297,155)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,314,091	$5,629,484

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2024	2023
General and administrative expenses	$618,486	$2,654,975
Loss from operations	(618,486)	(2,654,975)

Other income (expense):
Interest earned on investments held in Trust Account	265,306	510,728
Interest expense	(1,402)	(5,587)
Forgiveness of debt	26,024	-
Total other income, net	289,928	505,141

Loss before provision for income taxes	(328,558)	(2,149,834)
Provision for income taxes	(45,896)	(101,282)
Net loss	$(374,454)	$(2,251,116)

Weighted average shares outstanding of redeemable common stock	458,760	1,029,765
Basic and diluted income (loss) per share, redeemable common stock	$0.48	$(0.20)

Weighted average shares outstanding of non-redeemable common stock	2,755,818	2,284,119
Basic and diluted net loss per share, non-redeemable common stock	$(0.22)	$(0.90)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	2,125,900	$213	$-	$(2,277,723)	$(2,277,510)

Accretion for common stock subject to redemption amount	-	-	(153,120)	(568,485)	(721,605)

Excise tax payable attributable to redemption of common stock	-	-	-	(146,924)	(146,924)

Conversion of Promissory Note payable	75,000	8	299,992	-	300,000

Conversion of Vendor liability	450,000	45	1,799,955	-	1,800,000

Net loss	-	-	-	(2,251,116)	(2,251,116)

Balance – December 31, 2023	2,650,900	266	1,946,827	(5,244,248)	(3,297,155)

Accretion for common stock subject to redemption amount	-	-	(321,391)	-	(321,391)

Excise tax payable attributable to redemption of common stock	-	-	-	(47,367)	(47,367)

Conversion of Promissory Note payable	150,000	15	599,985	-	600,000

Net loss	-	-	-	(374,454)	(374,454)

Balance – December 31, 2024	2,800,900	$281	$2,225,421	$(5,666,069)	$(3,440,367)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(374,454)	$(2,251,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(265,306)	(510,728)
Interest expense	1,402	5,587
Forgiveness of debt	(26,024)	-
Changes in operating assets and liabilities:
Prepaid expenses	(30,954)	11,430
Accounts payable and accrued expenses	(224,169)	2,165,436
Excise tax payable	3,401	-
Income taxes payable	(5,096)	108,716
Net cash used in operating activities	(921,200)	(470,675)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(155,796)	(351,932)
Cash withdrawn from Trust Account to pay franchise and income taxes	140,442	129,288
Cash withdrawn from Trust Account in connection with redemption	4,736,743	14,692,409
Net cash provided by investing activities	4,721,389	14,469,765

Cash Flows from Financing Activities:
Repayment of promissory note	(52,877)	(50,000)
Proceeds from promissory note – related party	1,090,000	200,000
Proceeds from convertible promissory note – related party	-	300,000
Redemption of common stock	(4,736,743)	(14,692,409)
Net cash used in financing activities	(3,699,620)	(14,242,409)

Net Change in Cash	100,569	(243,319)
Cash – Beginning of period	16,089	259,408
Cash – End of period	$116,658	$16,089

Non-Cash Activities:
Accretion for common stock subject to redemption amount	$321,391	$721,605
Excise tax payable attributable to redemption of common stock	$47,367	$146,924
Conversion of accounts payable to promissory notes	$-	$102,877
Conversion of promissory note – related party	$600,000	$300,000
Conversion of vendor liability	$-	$1,800,000
Prepaid expenses	$9,167	$-
Accounts payable and accrued expenses	$9,167	$-

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In connection with the stockholders’ vote at the annual meeting of stockholders held by the Company on August 21, 2023, 9,653 shares were tendered for redemption for a total of $101,373.

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

On November 8, 2024, the Company held an annual meeting of stockholders (the “Annual Meeting”), in which the stockholders approved Amendment No. 4 to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). This amendment extends the deadline for completing an initial business combination to November 16, 2025. In connection with the Annual Meeting, 418,217 shares of the Company’s publicly traded common stock were tendered for redemption for a total of $4,736,743.

The Company received a notice, dated November 14, 2024 (the “Notice”) from the Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities are now subject to delisting. The Company’s registration statement, filed in connection with the Company’s IPO, became effective on November 12, 2021. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company did not complete its initial business combination by November 12, 2024, the Company did not comply with IM-5101-2, and its securities are now delisted. The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities was suspended from trading on Nasdaq at the opening of business on November 21, 2024. However, the Company commenced trading its securities on the over-the-counter market on November 21, 2024.

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of the date of filing of these financial statements, the Company has not filed an excise tax return for the year ended December 31, 2023 nor paid the amount due. The Company recognized a total of $3,401 in interest and penalties through December 31, 2024

On May 12, 2023, the Company’s stockholders elected to redeem 1,405,134 shares for a total of $14,591,037. On August 21, 2023, the Company’s stockholders elected to redeem 9,653 shares for a total of $101,372. On November 8, 2024, the Company's stockholders elected to redeem 418,217 shares for a total of $4,736,743. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2024 and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2024 and 2023, the Company recorded $197,692 and $146,934, respectively, of excise tax liability calculated as 1% of the shares redeemed which includes $3,401 and $0, respectively, of interest and penalties through December 31, 2024.

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had $116,658 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived by UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of December 31, 2024, there was $0 outstanding under this note and $0 accrued interest payable in the accompanying balance sheets.

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

As of December 31, 2024 and 2023, there were $0 and $200,000 outstanding amounts under the Notes, respectively.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of December 31, 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2024 and 2023, the Company had no cash equivalents.

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

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022, May 12, 2023, August 21, 2023 and November 8, 2024, 4,965,892, 1,405,134, 9,653 and 418,217 shares of Common Stock were tendered for redemption, respectively.

Accordingly, at December 31, 2024 and 2023 101,104 and 519,321 shares of Common Stock subject to possible redemption is presented at redemption value of $11.51 and $10.74, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At December 31, 2024 and 2023, the Common Stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	19,550,035
Plus:
Accretion of carrying value to redemption value	721,605
Less:
Redemption of Common Stock	(14,692,409)
Common stock subject to possible redemption, December 31, 2023	5,579,231
Plus:
Accretion of carrying value to redemption value	321,391
Less
Redemptions of Common Stock	(4,736,743)
Common stock subject to possible redemption, December 31, 2024	$1,163,879

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (13.97%) and (4.71%) for the period ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended December 31, 2024 and 2023, due to change in valuation allowance, interest and penalties, true-up for 2023 and 2022 startup costs and true-up for 2023 and 2022 income tax.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and 2023. Amounts accrued for interest and penalties were $51,813 and $0, respectively as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 14% for the redeemable Public Shares and 86% for the non-redeemable shares for period ended December 31, 2024 and 31% for the redeemable Public Shares and 69% for the non-redeemable shares for the period ended December 31, 2023, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the Year ended December 31,
	2024	2023
Net loss	$(374,454)	$(2,251,116)
Accretion of temporary equity to redemption value	(321,391)	(721,605)
Allocation of adjusted net loss including accretion of temporary equity	$(695,845)	$(2,972,721)

	For the Year ended December 31,
	2024		2023
	Redeemable Shares	Non- Redeemable Shares	Redeemable Shares	Non- Redeemable Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of adjusted net loss including accretion of temporary equity	$(99,306)	$(596,540)	$(923,751)	$(2,048,970)
Accretion of temporary equity to redemption value	321,391	-	721,605	-
Allocation of adjusted net income (loss)	$222,085	$(596,540)	$(202,146)	$(2,048,970)
Denominator:
Weighted-average shares outstanding	458,760	2,755,818	1,029,765	2,284,119
Basic and diluted net income (loss) per share	$0.48	$(0.22)	$(0.20)	$(0.90)

As of December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, this ASU became effective and the Company’s management adopted this ASU in its financial statements and related disclosures.

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

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022, May 12, 2023, August 21, 2023 and November 8, 2024, 4,965,892, 1,405,134, 9,653 and 418,217 shares of Common Stock were tendered for redemption, respectively.

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the year ended December 31, 2024 and 2023, the Company incurred and paid $120,000 in fees for these services, respectively.

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

As of December 31, 2024 and December 31, 2023, there were $0 and $200,000 outstanding amounts under the Notes, respectively.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of December 31, 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

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

On February 15, 2023, the Company issued a non-interest bearing, unsecured promissory note in the aggregate principal amount of $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor loaned the Company an aggregate amount of $300,000 that is due and payable upon the Company’s consummation of an initial Business Combination with a target business. The Note will either be paid upon consummation of the Company’s initial Business Combination, or, at the Sponsor’s discretion, converted upon consummation of the Company’s Business Combination into private units at a price of $10.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the trust account, by the Sponsor or its affiliates if the Company is unable to consummate an initial Business Combination during the Combination Period. On May 16, 2023, the Company and the Sponsor entered into an amendment to the Note, pursuant to which the Note and the forgiveness term was extended from May 16, 2023 to November 16, 2025.

On September 13, 2023, as approved by the Company’s audit committee, the Company entered into the Note Conversion Agreement with the Sponsor, to convert the Note into 75,000 shares of the Company’s Common Stock. Accordingly, the Company satisfied the Note in exchange for the issuance of 75,000 shares of Common Stock (Note 6).

As of December 31, 2024 and 2023, there were no outstanding amounts under the Note issued on February 15, 2023.

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

On October 30, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $400,000 (the “2023 Note”) to the Company’s Sponsor. Pursuant to the 2023 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $400,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. On April 3, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “2024 Note” and together with the 2023 Note, the “Notes”) to the Sponsor. Pursuant to the 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. Collectively the principal amount outstanding under the Notes was $600,000 (the “Principal Amount due under the Notes”)

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Accordingly, the Company satisfied the Notes in exchange for the issuance of 150,000 shares of Common Stock. Pursuant to the Note Conversion Agreement, the Sponsor has (i) one demand registration of the sale of such shares at the Company’s expense, and (ii) unlimited “piggyback” registration rights, both for a period of five (5) years after the closing of the Company’s initial business combination at the Company’s expense. The most significant assumptions used in the fair value estimate was the probability of a business combination of 38% applied to the Company’s trading stock price.

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At December 31, 2024 and 2023, there were 2,800,900 and 2,650,900 shares of Common Stock issued and outstanding, excluding 101,104 and 519,321 of Common Stock subject to possible redemption which are presented as temporary equity, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets for the year ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforward	$-	$-
Startup/Organization Expenses	788,175	683,039
Total deferred tax assets	788,175	683,039
Valuation Allowance	(788,175)	(683,039)
Deferred tax assets. Net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2024	December 31, 2023
Federal
Current	$45,896	$101,282
Deferred	(105,136)	(549,118)

State
Current	-	-
Deferred	-	-

Change in valuation allowance	105,136	549,118
Income tax provision	$45,896	$101,282

As of December 31, 2024 and 2023, the Company have no of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024, the change in the valuation allowance was $105,136. For the year ended December 31, 2023, the change in the valuation allowance was $549,118.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.0%	21.00%
True up - Federal tax 2023 and 2022	2.95%	0.07%
True up - State tax 2023, net of federal tax benefit	(0.02)%	-%
True up - Organizational/startup costs 2023 and 2022	(2.27)%	(0.06)%
Interest & Penalties	(3.63)%	(0.18)%
Change in valuation allowance	(32.00)%	(25.54)%
Income tax provision	(13.97)%	(4.71)%

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

At December 31, 2024, assets held in the Trust Account were comprised of $1,157,312 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended December 31, 2024, the Company withdrew $140,442 of the interest earned on the Trust Account to pay franchise and income taxes and $4,736,743 in connection with the redemption of shares.

At December 31, 2023, assets held in the Trust Account were comprised of $5,613,395 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2023, the Company withdrew $129,288 of the interest earned on the Trust Account to pay franchise and income taxes and $14,692,409 in connection with the redemption of shares.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
December 31, 2024	Investments held in Trust Account - Mutual Fund	1	$1,157,312

December 31, 2023	Investments held in Trust Account - Mutual Fund	1	$5,613,395

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$618,486	$2,654,975
Interest earned on investments held in Trust Account	$265,306	$510,728

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and general and administrative expenses. The CODM reviews interest earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.