Form 10-Q
period 2025-03-31
Mountain Crest Acquisition Corp. V
filed 2025-05-22
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

(646) 493-6558

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MCAG	OTC Pink Market
Rights	MCAGR	OTC Pink Market
Units	MCAGU	OTC Pink Market

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

As of May 22, 2025, there were 2,902,004 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$27,943	$116,658
Prepaid expenses	14,597	40,121
TOTAL CURRENT ASSETS	42,540	156,779
NONCURRENT ASSETS
Investments held in Trust Account	1,169,431	1,157,312
TOTAL ASSETS	$1,211,971	$1,314,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$414,524	$348,395
Income taxes payable	292,519	284,492
Excise taxes payable	202,794	197,692
Promissory note – related party	690,000	690,000
TOTAL CURRENT LIABILITIES	1,599,837	1,520,579
LONG TERM LIABILITIES
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,669,837	3,590,579

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 101,104 shares at redemption value of $11.54 and $11.51 per share as of March 31, 2025 and December 31, 2024, respectively	1,166,671	1,163,879

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,800,900 issued and outstanding (excluding 101,104 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	281	281
Additional paid-in capital	2,222,629	2,225,421
Accumulated deficit	(5,847,447)	(5,666,069)
TOTAL STOCKHOLDERS’ DEFICIT	(3,624,537)	(3,440,367)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,211,971	$1,314,091

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$191,225	$83,769
Loss from operations	(191,225)	(83,769)

Other income (expense):
Interest earned on investments held in Trust Account	12,119	73,585
Interest expense	-	(1,055)
Total other income (loss), net	12,119	72,530

Loss before provision for income taxes	(179,106)	(11,239)
Provision for income taxes	(2,272)	(14,298)
Net loss	$(181,378)	$(25,537)

Weighted average shares outstanding of redeemable common stock	101,104	519,321
Basic and diluted (loss) income per share, redeemable common stock	$(0.04)	$0.16

Weighted average shares outstanding of non-redeemable common stock	2,800,900	2,650,900
Basic and diluted net loss per share, non-redeemable common stock	$(0.06)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,800,900	$281	$2,225,421	$(5,666,069)	$(3,440,367)

Accretion for common stock subject to redemption amount	-	-	(2,792)	-	(2,792)

Net loss	-	-	-	(181,378)	(181,378)

Balance – March 31, 2025	2,800,900	$281	$2,222,629	$(5,847,447)	$(3,624,537)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,650,900	$266	$1,946,827	$(5,244,248)	$(3,297,155)

Accretion for common stock subject to redemption amount	-	-	(105,719)	-	(105,719)

Net loss	-	-	-	(25,537)	(25,537)

Balance – March 31, 2024	2,650,900	$266	$1,841,108	$(5,269,785)	$(3,428,411)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(181,378)	$(25,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(12,119)	(73,585)
Interest expense	-	1,055
Changes in operating assets and liabilities:
Prepaid expenses	32,191	(43,655)
Accounts payable and accrued expenses	59,462	(2,920)
Excise tax payable	5,102	-
Income taxes payable	8,027	14,298
Net cash used in operating activities	(88,715)	(130,344)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(51,932)
Net cash used in investing activities	-	(51,932)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	-	190,000
Net cash provided by financing activities	-	190,000

Net Change in Cash	(88,715)	7,724
Cash – Beginning of period	116,658	16,089
Cash – End of period	$27,943	$23,813

Non-Cash Investing and Financing Activities:
Accretion for common stock subject to redemption amount	$2,792	$105,719
Prepaid expenses	$6,667	$60,750
Accounts payable and accrued expenses	$6,667	$60,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2025

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

MARCH 31, 2025

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

MARCH 31, 2025

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

MARCH 31, 2025

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

MARCH 31, 2025

(Unaudited)

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

On April 11, 2025, the Company filed a Form 25-NSE with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on the Nasdaq Stock Market.

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

MARCH 31, 2025

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As of the date of filing of these financial statements, the Company has not filed an excise tax return for the year ended December 31, 2023 nor paid the amount due. The Company recognized a total of $5,102 in interest and penalties for the three months ended March 31, 2025.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

On May 12, 2023, the Company’s stockholders elected to redeem 1,405,134 shares for a total of $14,591,037. On August 21, 2023, the Company’s stockholders elected to redeem 9,653 shares for a total of $101,372. On November 8, 2024, the Company’s stockholders elected to redeem 418,217 shares for a total of $4,736,743. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2025 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2025 and December 31, 2024, the Company recorded $202,794 (inclusive of $5,102 interest and penalties for the three months ended March 31, 2025) and $197,692 (inclusive of $3,401 interest and penalties for the year ended December 31, 2024), respectively, of excise tax liability calculated as 1% of the shares redeemed. The Company recognized a total of $8,503 in interest and penalties through March 31, 2025.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had $27,943 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived by UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of March 31, 2025, there were no longer outstanding balance and accrued interest payable under this note in the accompanying balance sheets.

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

As of March 31, 2025 and December 31, 2024, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of March 31, 2025 and December 31, 2024, there was $300,000 outstanding amounts under this April 2024 Note.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of March 31, 2025 and December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on April 1, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

MARCH 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Accordingly, at March 31, 2025 and December 31, 2024 101,104 shares of Common Stock subject to possible redemption is presented at redemption value of $11.54 and $11.51, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At March 31, 2025 and December 31, 2024, the Common Stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2023	$5,579,231
Plus:
Accretion of carrying value to redemption value	321,391
Less
Redemptions of Common Stock	(4,736,743)
Common stock subject to possible redemption, December 31, 2024	$1,163,879
Plus:
Accretion of carrying value to redemption value	2,792
Less
Redemptions of Common Stock	-
Common stock subject to possible redemption, March 31, 2025	$1,166,671

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (1.27%) and (127.22%) for the period ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended March 31, 2025 and 2024, due to change in valuation allowance and interest and penalties.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. Amounts accrued for interest and penalties were $5,755 and $51,813, respectively as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss (Income) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of (loss) income per redeemable public share and (loss) income per non-redeemable share following the two-class method of loss per share. In order to determine the net (loss) income attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total (loss) income allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 3% for the redeemable Public Shares and 97% for the non-redeemable shares for period ended March 31, 2025 and 16% for the redeemable Public Shares and 84% for the non-redeemable shares for the period ended March 31, 2024, reflective of the respective participation rights.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The earnings per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(181,378)	$(25,537)
Accretion of temporary equity to redemption value	(2,792)	(105,719)
Allocation of adjusted net loss including accretion of temporary equity	$(184,170)	$(131,256)

	For the Three Months Ended March 31,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(6,416)	$(177,754)	$(21,501)	$(109,755)
Accretion of temporary equity to redemption value	2,792	-	105,719	-
Allocation of net (loss) income	$(3,624)	$(177,754)	$84,218	$(109,755)

Denominator:
Weighted-average shares outstanding	101,104	2,800,900	519,321	2,650,900

Basic and diluted net (loss) income per share	$(0.04)	$(0.06)	$0.16	$(0.04)

As of March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU became effective as of December 31, 2024 and the Company’s management adopted in its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses (ASU 2025-01). The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company’s management is currently assessing the effect that adoption of this guidance will have on its financial statements and disclosures.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 (ASU 2025-02), which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2025 and 2024, the Company incurred and paid $30,000 and $30,000 in fees for these services, respectively.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

As of March 31, 2025 and December 31, 2024, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of March 31, 2025 and December 31, 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of March 31, 2025 and December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025 and December 31, 2024, there were no outstanding amounts under the Note issued on February 15, 2023.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

MARCH 31, 2025

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

MARCH 31, 2025

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At March 31, 2025 and December 31, 2024, there were 2,800,900 shares of Common Stock issued and outstanding, excluding 101,104 of Common Stock subject to possible redemption which are presented as temporary equity, respectively.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

At March 31, 2025, assets held in the Trust Account were comprised of $1,169,431 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended March 31, 2025, the Company did not withdraw any of the interest earned on the Trust Account.

At December 31, 2024, assets held in the Trust Account were comprised of $1,157,312 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended December 31, 2024, the Company withdrew $140,442 of the interest earned on the Trust Account to pay franchise and income taxes and $4,736,743 in connection with the redemption of shares.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
March 31, 2025	Investments held in Trust Account - Mutual Fund	1	$1,169,431

December 31, 2024	Investments held in Trust Account - Mutual Fund	1	$1,157,312

NOTE 9. SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$191,225	$83,769
Interest earned on investments held in Trust Account	$12,119	$73,585

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

On April 11, 2025, the Company received a delisting notice from Nasdaq.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “2025 Note”) to the Company’s sponsor. Pursuant to the 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the 2025 Note will be used by the Company for working capital purposes.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of March 31, 2025 and December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

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

On April 11, 2025, the Company filed a Form 25-NSE with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on the Nasdaq Stock Market.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $181,378, which consists of operating costs of $191,225, provision for income taxes of $2,272, offset by interest income on investment held in the Trust Account of $12,119.

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

For the three months ended March 31, 2025, cash used in operating activities was $88,715. Net loss of $181,378 was affected by interest earned on investments held in the Trust Account of $12,119. Changes in operating assets and liabilities used $104,782 of cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $130,344. Net loss of $25,537 was affected by interest earned on investments held in the Trust Account of $73,585. Changes in operating assets and liabilities used $31,222 of cash for operating activities.

As of March 31, 2025, we had marketable securities held in the Trust Account of $1,169,431 (including $102,268 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the quarter period ended March 31, 2025, we did not withdraw any of the interest earned on the Trust Account.

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

As of March 31, 2025, we had cash of $27,943 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of March 31, 2025 and December 31, 2024, there was no longer outstanding and accrued interest payable under this note in the accompanying balance sheets.

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

As of March 31, 2025 and December 31, 2024, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of March 31, 2025 and December 31, 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of March 31, 2025 and December 31, 2024, there was $390,000 outstanding amount under this August 2024 Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU became effective as of December 31, 2024 and our management adopted in our financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses (ASU 2025-01). The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company’s management is currently assessing the effect that adoption of this guidance will have on its financial statements and disclosures.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 (ASU 2025-02), which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements and disclosures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2025.

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

MOUNTAIN CREST ACQUISITION CORP. V

Date: May 22, 2025	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)