Form 10-K
period 2025-12-31
Mountain Crest Acquisition Corp. V
filed 2026-03-16
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-40418

MOUNTAIN CREST ACQUISITION CORP. V

(Exact name of registrant as specified in its charter)

Delaware	86-2435859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

524 Broadway 11th Floor New York, NY	10012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 493-6558

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one right to acquire 1/10 of one share of Common Stock	MCAGU	OTC Pink Market
Rights included as part of the units	MCAGR	OTC Pink Market
Common stock, par value $0.0001 per share	MCAG	OTC Pink Market

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

As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,232,935.44, computed by reference to the closing price for the common stock on June 30, 2025, as reported on The Nasdaq Capital Market.

The number of shares outstanding of the Registrant’s shares of common stock as of March 13, 2026 was 2,873,023, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOUNTAIN CREST ACQUISITION CORP. V

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

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

(4)	A proposal to ratify the appointment of UHY LLP, as our previous independent registered public accounting firm for the year ending December 31, 2023.

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

On November 4, 2025, the Company held its annual meeting of stockholders at which approximately 86.45% of the outstanding shares of common stock were represented in person or by proxy. At the annual meeting, stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination to November 16, 2026. The Extension Proposal was approved by stockholders holding approximately 84.7% of the votes cast. The Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on November 5, 2025. In addition, stockholders elected Suying Liu as a director to serve until the 2028 annual meeting and until his successor has been duly elected and qualified, and ratified the appointment of WWC, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. Both proposals received unanimous approval from the votes cast. In connection with the stockholders’ vote at the annual meeting, stockholders tendered 28,981 shares of the Company’s publicly traded common stock for redemption.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $500,000 to Mountain Crest Global Holdings LLC, the Company’s sponsor. The note may be drawn down by the Company from time to time upon written notice to the sponsor, and the aggregate amount advanced is due and payable on the earlier of the date on which the Company consummates an initial business combination or the date the Company liquidates if a business combination is not consummated. The note does not bear interest, and in the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The note was authorized and approved by the independent members of the Company’s board of directors, and the proceeds will be used by the Company for working capital purposes.

Our Competitive Advantages

Dr. Suying Liu, our Chairman, Chief Executive Officer and Chief Financial Officer has accumulated broad industry expertise and transaction experience from investing in and operating diverse businesses.

In November 2019, Dr. Suying Liu co-founded Mountain Crest Acquisition Corp (“MCAC”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu served as the Chairman and Chief Executive Officer of MCAC. MCAC completed its initial public offering in June 2020, in which it sold 5,749,800 units, each consisting of one share of MCAC common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $57,498,000. On October 1, 2020, MCAC announced that it had entered into a definitive agreement with Playboy Enterprises, Inc. (“Playboy”), owner of one of the largest and most recognizable lifestyle brands in the world. On February 9, 2021, MCAC announced that in a special meeting of stockholders held on the same day, its stockholders voted to approve its proposed business combination with Playboy. The business combination was closed on February 10, 2021. As part of the consummation of the business combination, MCAC changed its name to “PLBY Group, Inc.” The combined company began trading on February 11, 2021, on Nasdaq Stock Market under the new ticker symbol “PLBY”.

In July 2020, Dr. Suying Liu co-founded Mountain Crest Acquisition Corp. II (“MCAD”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu served as the Chairman and Chief Executive Officer of MCAD. MCAD completed its initial public offering in January 2021, in which it sold 5,750,000 units, each consisting of one share of MCAD common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $57,500,000. On April 7, 2021, MCAD announced that it had entered into a definitive agreement with Better Therapeutics, Inc. (“Better”), an innovative platform for the development of prescription digital therapeutics for the treatment of diabetes, heart disease, and other cardiometabolic conditions. On October 27, 2021, MCAD announced that in a special meeting of stockholders held on the same day, its stockholders voted to approve its proposed business combination with Better. The business combination was closed on October 28, 2021. As part of the consummation of the business combination, MCAD changed its name to “Better Therapeutics, Inc.” The combined company began trading on October 29, 2021, on Nasdaq Stock Market under the new ticker symbol “BTTX”.

In March 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. III (“MCAE”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAE. MCAE completed its initial public offering in May 2021 and the underwriters exercised the over-allotment option in part in June 2021, in which MCAE sold 5,417,193 units in total, with each unit consisting of one share of MCAE common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $54,171,930. On January 28, 2022, MCAD announced that it had entered into a definitive agreement with ETAO International Group (“ETAO”), a digital healthcare group providing telemedicine, hospital care, primary care, pharmacy and health insurance covering all life stages of patients. On February 7, 2023, MCAC announced that in a special meeting of stockholders held on the same day, its stockholders voted to approve its proposed business combination with ETAO. The business combination was closed on February 17, 2023. As part of the consummation of the business combination, ETAO International Co., Ltd., the parent of the combined company, began trading on February 21, 2023, on Nasdaq Stock Market under the ticker symbol “ETAO”.

In March 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. IV (“MCAF”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAF. MCAF completed its initial public offering in July 2021, in which MCAF sold 5,750,000 units, each consisting of one share of MCAF common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $57,500,000. On May 2, 2022, MCAF announced that it had entered into a definitive agreement with CH-AUTO TECHNOLOGY CORPORATION LTD. (“CH-AUTO”), an automotive manufacturer specializing in electric vehicle manufacturing, automotive design service, and automotive parts manufacturing. On November 20, 2023, MCAF announced that in a special meeting of stockholders held on the same day, its stockholders voted to approve its proposed business combination with CH-AUTO. The business combination was closed on March 28, 2024.

In April 2021, Dr. Suying Liu founded Mountain Crest Acquisition Corp. V (“MCAG”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. Dr. Liu serves as the Chairman, the Chief Executive Officer, and the Chief Financial Officer of MCAG. MCAG completed its initial public offering in November 2021, in which MCAG sold 6,900,000 units, each consisting of one share of MCAG common stock and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, for an offering price of $10.00 per unit, generating aggregate proceeds of $69,000,000. On August 29, 2024, MCAG announced that it had entered into a definitive agreement with CUBEBIO Co., Ltd. (“CUBEBIO”), an in-vitro diagnostic company that has developed a technology that can distinguish the presence of cancer in the body at an early stage by analyzing the concentration of specific metabolites in urine using urine that can be easily collected, with a focus on increasing the accessibility of cancer screening.

Our Board of Directors and Management

Our board of directors and management consist of experienced deal makers, operators, and investors.

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since April 2021. Dr. Liu was a director of PLBY Group Inc. (Nasdaq: PLBY) from closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of MCAC from November 2019 until it closed its business combination with PLBY Group, Inc. Dr. Liu was also a director of Better Therapeutics Inc. (Nasdaq: BTTX) from October 2021 to April 2023. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from July 2020 to October 2021. Dr. Liu was also a director of ETAO International Co., Ltd. (Nasdaq: ETAO) from February 2023 to March 2023. He was the Chairman, Chief Executive Officer and Chief Financial Officer of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. Dr. Liu was also a director of CH Auto Inc. from March 2024 to January 2025. He was the Chairman, Chief Executive Officer and Chief Financial Officer of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. Mr. Haight is a finance executive with over 30 years of professional experience, Mr. Nelson Haight currently serves as Executive Vice President and Chief Financial Officer of TEAM, Inc., (NYSE: TISI) which he joined in June 2022. In November 2022, Mr. Haight was appointed to and is currently a member of the board of directors of Virax Biolabs Group Limited. Previously from June 2020 to June 2022, he served as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc.. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and was a licensed Certified Public Accountant up until 2022.

Dr. Todd Milbourn has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) March 2021 to March 2024. Dr. Milbourn serves as the 10th Dean for the Edwin L. Cox School of Business at Southern Methodist University, joining June 1, 2025. He holds the Tolleson Chair of Business Leadership and the Andrew W. Chen Endowed Chair in Financial Investments. An experienced and visionary academic leader, he is dedicated to advancing teaching and research, supporting top academic talent, and engaging the business community to help prepare the next generation of business leaders for the opportunities ahead. He is an innovative leader with a strong passion for entrepreneurship. He came to SMU from the Olin Business School at Washington University in St. Louis, where he was the Hubert C. and Dorothy R. Moog Professor of Finance, and researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings from June 2000 to May 2025. In his 25 years at Washington University, Milbourn served as both Vice Dean and Deputy Dean, and recruited leading faculty from top universities, expanded the Ph.D. program, led the rollout of several specialized master’s programs and facilitated the establishment of four new research centers. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since April 2021. Mr. Zhang served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

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

Effecting Our Initial Business Combination

We will have time until November 16, 2026 to consummate our initial business combination, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on May 16, 2024. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

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

Liquidation if No Business Combination

If we do not complete a business combination prior to November 16, 2026, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless. However, if we anticipate that we may not be able to consummate our initial business combination prior to November 16, 2026, our insiders or their affiliates may, but are not obligated to, extend the Combination Period, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of this annual report on Form 10-K, In the event that they elected to extend the Combination Period and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

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

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	if our initial business combination is not consummated prior to November 16, 2026, or as otherwise set forth in our amended and restated certificate of incorporation, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Holders of Record

As of December 31, 2025, there were 2,873,023 of our shares of Common Stock issued and outstanding held by 8 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2025, a total of $840,639 was held in the trust account, $761,266 of which is the proceeds from the IPO, Private Placement and extension deposits and $79,373 of which was interest income generated by the proceeds in trust.

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

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2025 and 2024, there was $500,000 and $390,000 outstanding amount under this August 2024 Note, respectively.

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

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of December 31, 2025, there was no outstanding amount under this December 2025 Note with $500,000 available for withdrawal.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their IPO prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, the Company has reversed $225,426 of liabilities relating to excise tax that was accrued in previous quarters. Of the $225,426, $194,291 was recorded back to accumulated deficit where the initial excise tax in connection with the redemption of common stock was recorded and is reflected in statements of changes in stockholders’ deficit, $3,401 was recorded to reversal of prior year interest and penalties on excise tax liability and $27,734 was recorded to general and administrative expense in the accompanying statements of operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $431,161, which consists of operating costs of $471,782, provision for income taxes of $8,894, offset by interest income on investments held in the Trust Account of $46,114 and reversal of prior year interest and penalties on excise tax liability of $3,401.

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

For the year ended December 31, 2025, cash used in operating activities was $741,998. Net loss of $431,161 was affected by interest earned on investments held in the Trust Account of $46,114. Changes in operating assets and liabilities used $264,723 of cash for operating activities.

For the year ended December 31, 2024, cash used in operating activities was $921,200. Net loss of $374,454 was affected by interest earned on investments held in the Trust Account of $265,306 and forgiveness of debt of $26,024. Changes in operating assets and liabilities used $258,817 of cash for operating activities.

As of December 31, 2025, we had investments held in the Trust Account of $840,639 (including $79,373 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the year ended December 31, 2025, we have withdrawn $27,249 of the interest earned on the Trust Account to pay income taxes and $335,538 in connection with the redemption of shares.

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

As of December 31, 2025, we had cash of $11,909 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. Ins the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s previous independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of December 31, 2025 and 2024, there was no longer outstanding and accrued interest payable under this note in the accompanying balance sheets.

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

As of December 31, 2025 and 2024, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of December 31, 2025 and 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2025 and 2024, there was $500,000 and $390,000 outstanding amount under this August 2024 Note, respectively.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of December 31, 2025, there was no outstanding amount under this December 2025 Note with $500,000 available for withdrawal.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 16, 2026 to consummate the proposed Business Combination, provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 16, 2026. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 16, 2026.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we have not identified any critical accounting estimates.

Critical Accounting Policies

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

Net Loss per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 3% for the Public Shares and 97% for the non-redeemable shares for the period ended December 31, 2025 and 16% for the redeemable Public Shares and 84% for the non-redeemable shares for the period ended December 31, 2024, reflective of the respective participation rights.

As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act) were not effective.

During the audit of the Form 10-K for the year ended December 31, 2023, management has identified material weaknesses in internal controls due to the restatements to our December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023 financial statements (“restatements”) regarding the improper classification of the Investments held in Trust Account and Deferred underwriting fee payable as current asset and liability, respectively, in our financial statements and the errors in earnings (loss) per share. In addition, the material weaknesses identified in December 31, 2023 financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the restatements to our December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023 financial statements (“restatements”) regarding the improper classification of the Investments held in Trust Account and Deferred underwriting fee payable as current asset and liability, respectively, in our financial statements and the errors in earnings (loss) per share.

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

ITEM 9B.	Other Information.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 31, 2025.

Name	Age	Position
Suying Liu	37	Chairman, Chief Executive Officer and Chief Financial Officer
Nelson Haight	61	Director
Todd Milbourn	56	Director
Wenhua Zhang	55	Director

Dr. Suying Liu has been our Chairman, Chief Executive Officer and Chief Financial Officer since April 2021. Dr. Liu was a director of PLBY Group Inc. (Nasdaq: PLBY) from closing of its business combination with Mountain Crest Acquisition Corp (Nasdaq: MCAC) in February 2021 until August 2021. He was the Chairman and Chief Executive Officer of MCAC from November 2019 until it closed its business combination with PLBY Group, Inc. Dr. Liu was also a director of Better Therapeutics Inc. (Nasdaq: BTTX) from October 2021 to April 2023. He was the Chairman and Chief Executive Officer of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from July 2020 to October 2021. Dr. Liu was also a director of ETAO International Co., Ltd. (Nasdaq: ETAO) from February 2023 to March 2023. He was the Chairman, Chief Executive Officer and Chief Financial Officer of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. Dr. Liu was also a director of CH Auto Inc. from March 2024 to January 2025. He was the Chairman, Chief Executive Officer and Chief Financial Officer of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. He served as the Head of Corporate Strategy of Hudson Capital Inc. (Nasdaq: HUSN) between May 2020 and September 2020, where he led the company’s strategic development for both general operations and specific growth areas. Between November 2018 and April 2020, Dr. Liu served as the Chief Strategist of Mansion Capital LLC, a privately-held real estate investment firm with brokerage and property management operations. Prior to joining Mansion Capital, Dr. Liu was an investment strategist at J.P. Morgan Chase & Co. from July 2015 to October 2018, providing investment strategies to major Wall Street institutions spanning private equity, hedge funds and insurance companies, with a primary focus in commercial mortgages. Dr. Liu began his career in academia, teaching a variety of degree programs from bachelor’s to executive education at Washington University Olin Business School between January 2013 and May 2015 while completing his doctoral studies, for which he received a PhD in finance in May 2015. Dr. Liu obtained a master’s in finance in December 2012 and his BA in economics and mathematics summa cum laude in May 2010 from Washington University in St. Louis.

Mr. Nelson Haight has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. Mr. Haight is a finance executive with over 30 years of professional experience, Mr. Nelson Haight currently serves as Executive Vice President and Chief Financial Officer of TEAM, Inc., (NYSE: TISI) which he joined in June 2022. In November 2022, Mr. Haight was appointed to and is currently a member of the board of directors of Virax Biolabs Group Limited. Previously from June 2020 to June 2022, he served as Senior Vice President, Chief Financial Officer and Treasurer for Key Energy Services, Inc.. From September 2019 to June 2020, Mr. Haight was the interim Chief Financial Officer for Element Markets, LLC, an environmental commodities firm. From November 2018 to June 2019, Mr. Haight was the interim Chief Financial Officer for Epic Companies, LLC, a family office backed oilfield service company. Between July 2017 and September 2018, Mr. Haight was the Chief Financial Officer of Castleton Resources, LLC, a privately held exploration and production company. From December 2011 to July 2017, Mr. Haight served in various capacities from Vice President to Chief Financial Officer at Midstates Petroleum Company, Inc., an exploration and production company founded in 1993 and focused on the application of modern drilling and completion techniques to oil/liquids-prone resources in previously discovered yet underdeveloped hydrocarbon trends. In 2015, Mr. Haight led the team that raised $625 million in new capital for Midstates Petroleum. Midstates Petroleum filed for Chapter 11 bankruptcy in April 2016, and Mr. Haight was instrumental in its successful reorganization and emergence from bankruptcy in October 2016. Mr. Haight received an MPA and BBA from the University of Texas at Austin in May 1988 and was a licensed Certified Public Accountant up until 2022.

Dr. Todd Milbourn has been a member of our board of directors since April 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) March 2021 to March 2024. Dr. Milbourn serves as the 10th Dean for the Edwin L. Cox School of Business at Southern Methodist University, joining June 1, 2025. He holds the Tolleson Chair of Business Leadership and the Andrew W. Chen Endowed Chair in Financial Investments. An experienced and visionary academic leader, he is dedicated to advancing teaching and research, supporting top academic talent, and engaging the business community to help prepare the next generation of business leaders for the opportunities ahead. He is an innovative leader with a strong passion for entrepreneurship. He came to SMU from the Olin Business School at Washington University in St. Louis, where he was the Hubert C. and Dorothy R. Moog Professor of Finance, and researched and built academic programs in the areas of corporate finance, executive compensation and credit ratings from June 2000 to May 2025. In his 25 years at Washington University, Milbourn served as both Vice Dean and Deputy Dean, and recruited leading faculty from top universities, expanded the Ph.D. program, led the rollout of several specialized master’s programs and facilitated the establishment of four new research centers. With expertise on valuation, corporate finance, corporate governance, executive compensation and corporate risk-taking, Dr. Milbourn has been retained as an expert by private firms as well as the U.S. Department of Justice in cases related to fair rates of return, breach of contract damages and executive compensation programs, among others. Dr. Milbourn is also the Director and Chair of the Audit Committee of the Xanthus Fund at Oppenheimer, an asset management company with over 1,000 financial advisors and more than $90 billion assets under administration. Dr. Milbourn obtained his PhD in finance from Indiana University Kelly School of Business in December 1995 and BA in economics and mathematics from Augustana College in May 1991.

Mr. Wenhua Zhang has been a member of our board of directors since April 2021. Mr. Zhang served as a member of the board of directors of Mountain Crest Acquisition Corp (Nasdaq: MCAC) from January 2020 to February 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. II (Nasdaq: MCAD) from October 2020 to October 2021. He served as a member of the board of directors of Mountain Crest Acquisition Corp. III (Nasdaq: MCAE) from March 2021 to February 2023. He also served as a member of the board of directors of Mountain Crest Acquisition Corp. IV (Nasdaq: MCAF) from March 2021 to March 2024. Mr. Zhang has been a Partner at Azia Capital Fund LP, a private investment firm, since October 2014. Mr. Zhang began his career in the financial industry as the Vice President of Equity Research in the technology, media and telecom sector with T. Rowe Price from August 2001 to May 2008, and later joined Bain Capital as Director of the Brookside Fund, a long short equity investments fund, between July 2008 and December 2010. From February 2011 to August 2012, Mr. Zhang was Senior Vice President and Portfolio Manager at Harvard Management Company, a wholly owned subsidiary of Harvard University charged with managing the university’s endowment assets, and then as Partner and Portfolio Manager at Newport Asia LLC between October 2012 and October 2014, investing in Asia’s high-growth companies on behalf of clients from institutions, endowments, and family offices. Mr. Zhang received an MBA with dual majors in finance and technology innovation from the Wharton School at the University of Pennsylvania in May 2001.

Number and Terms of Office of Officers and Directors

Our board of directors has four members, three of whom are deemed “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dr. Todd Milbourn and Wenhua Zhang, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Nelson Haight, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Suying Liu, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) November 16, 2026. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

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

The following table sets forth as of March 13, 2026 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 13, 2026, we had 2,873,023 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Suying Liu(2)	1,865,800	70.52%
Nelson Haight	2,400	*
Todd T. Milbourn	2,400	*
Wenhua Zhang	2,400	*
All directors and executive officers as a group (4 individuals)	1,873,000	70.79%
Mountain Crest Global Holdings LLC(3)	1,865,800	70.52%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mountain Crest Acquisition Corp. V, 524 Broadway 11th Floor, New York, NY.
(2)	On March 28, 2023, Dr. Suying Liu resigned from his position as the managing member of the Sponsor, and as result, he no longer has any voting and dispositive power over the shares owned by the Sponsor.
(3)	Suying Liu has voting and dispositive power over the shares owned by the Sponsor.

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the years ended December 31, 2024 and 2023, the Company incurred and paid $120,000 and $120,000 in fees for these services, respectively.

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

On November 8, 2024, the Company held an annual meeting of stockholders (the “Annual Meeting”), in which the stockholders approved Amendment No. 4 to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023. This amendment extends the deadline for completing an initial business combination to November 16, 2025. In connection with the Annual Meeting, 418,217 shares of the Company’s publicly traded common stock were tendered for redemption.

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

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $500,000 to Mountain Crest Global Holdings LLC, the Company’s sponsor. The note may be drawn down by the Company from time to time upon written notice to the sponsor, and the aggregate amount advanced is due and payable on the earlier of the date on which the Company consummates an initial business combination or the date the Company liquidates if a business combination is not consummated. The note does not bear interest, and in the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The note was authorized and approved by the independent members of the Company’s board of directors, and the proceeds will be used by the Company for working capital purposes.

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

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $500,000 to Mountain Crest Global Holdings LLC, the Company’s sponsor. The note may be drawn down by the Company from time to time upon written notice to the sponsor, and the aggregate amount advanced is due and payable on the earlier of the date on which the Company consummates an initial business combination or the date the Company liquidates if a business combination is not consummated. The note does not bear interest, and in the event that the Company does not consummate a business combination, the note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The note was authorized and approved by the independent members of the Company’s board of directors, and the proceeds will be used by the Company for working capital purposes.

ITEM 14.	Principal Accountant Fees and Services.

The firm of UHY LLP, or UHY, acts as our previous independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. For the years ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $31,328 and $149,035, respectively, for the services UHY performed in connection with the review of our quarterly reports and the audit of our December 31, 2024 financial statements included in the Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2025 and 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $0 and $15,900, respectively, for the services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2025 and 2024, there were $0 and $0 fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

The firm of WWC, P.C., or WWC, acts as our independent registered public accounting firm. The following is a summary of fees paid to WWC for services rendered.

Audit Fees. For the years ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $20,000 and $0, respectively, for the services WWC performed in connection with the review of our quarterly reports and the audit of our December 31, 2025 and 2024 financial statements included in the Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2025 and 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2025 and 2024, our independent registered public accounting firm did not render tax compliance, tax advice and tax planning services.

All Other Fees. For the years ended December 31, 2025 and 2024, there were $0 and $0 fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
3.1	Amendment No. 5 to the Amended and Restated Certificate of Incorporation of Mountain Crest Acquisition Corp., V (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 7, 2025).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 1, 2025)
10.1	Promissory Note, dated December 11, 2025 between Mountain Crest Acquisition Corp. V, as Maker and Mountain Crest Global Holdings LLC as Payee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 15, 2025)
16.1	Letter from UHY LLP, dated August 7, 2025 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 1, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.7	Clawback Policy (incorporated by reference to Exhibit 99.7 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on August 26, 2024)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
^	Certain terms have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the terms upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Dated: March 13, 2026	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
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

Signature	Title	Date

/s/ Suying Liu	Chief Executive Officer (Principal executive officer), Chief Financial Officer (Principal financial and accounting officer), and Chairman	March 13, 2026
Suying Liu

/s/ Nelson Haight	Director	March 13, 2026
Nelson Haight

/s/ Todd Milbourn	Director	March 13, 2026
Todd Milbourn

/s/ Wenhua Zhang	Director	March 13, 2026
Wenhua Zhang

MOUNTAIN CREST ACQUISITION CORP. V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mountain Crest Acquisition Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain Crest Acquisition Corp. V (the Company) as of December 31, 2024 and 2025, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, it is uncertain that the Company will be able to consummate the proposed Business Combination by November 16, 2026. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2025.

San Mateo, California

March 13, 2026

MOUNTAIN CREST ACQUISITION CORP. V

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$11,909	$116,658
Prepaid expenses and deferred expenses	21,018	40,121
TOTAL CURRENT ASSETS	32,927	156,779
NONCURRENT ASSETS
Investments held in Trust Account	840,639	1,157,312
TOTAL ASSETS	$873,566	$1,314,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$270,977	$348,395
Income taxes payable	81,485	284,492
Excise taxes payable	-	197,692
Promissory note – related party	1,300,000	690,000
TOTAL CURRENT LIABILITIES	1,652,462	1,520,579
LONG TERM LIABILITIES
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,722,462	3,590,579

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 30,000,000 shares authorized, 72,123 and 101,104 shares issued and outstanding as of December 31, 2025 and 2024, respectively	835,478	1,163,879

STOCKHOLDERS' DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,800,900 issued and outstanding (excluding 72,123 and 101,104 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	281	281
Additional paid-in capital	2,218,284	2,225,421
Accumulated deficit	(5,902,939)	(5,666,069)
TOTAL STOCKHOLDERS’ DEFICIT	(3,684,374)	(3,440,367)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$873,566	$1,314,091

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
General and administrative expenses	$471,782	$618,486
Loss from operations	(471,782)	(618,486)

Other income (expense):
Interest earned on investments held in Trust Account	46,114	265,306
Reversal of prior year interest and penalties on excise tax payable	3,401	-
Interest expense	-	(1,402)
Forgiveness of debt	-	26,024
Total other income, net	49,515	289,928

Loss before provision for income taxes	(422,267)	(328,558)
Provision for income taxes	(8,894)	(45,896)
Net loss	$(431,161)	$(374,454)

Weighted average shares outstanding of redeemable common stock	96,578	458,760
Basic and diluted (loss) income per share, redeemable common stock	$(0.08)	$0.48

Weighted average shares outstanding of non-redeemable common stock	2,800,900	2,755,818
Basic and diluted net loss per share, non-redeemable common stock	$(0.15)	$(0.22)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,650,900	$266	$1,946,827	$(5,244,248)	$(3,297,155)

Accretion for common stock to redemption amount	-	-	(321,391)	-	(321,391)

Excise tax payable attributable to redemption of common stock	-	-	-	(47,367)	(47,367)

Conversion of Promissory note – related party	150,000	15	599,985	-	600,000

Net loss	-	-	-	(374,454)	(374,454)

Balance – December 31, 2024	2,800,900	281	2,225,421	(5,666,069)	(3,440,367)

Accretion for common stock to redemption amount	-	-	(7,137)	-	(7,137)

Reversal of excise tax payable attributable to redemption of common stock	-	-	-	194,291	194,291

Net loss	-	-	-	(431,161)	(431,161)

Balance – December 31, 2025	2,800,900	$281	$2,218,284	$(5,902,939)	$(3,684,374)

The accompanying notes are an integral part of the financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(431,161)	$(374,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(46,114)	(265,306)
Interest expense	-	1,402
Forgiveness of debt	-	(26,024)
Changes in operating assets and liabilities:
Prepaid expenses and deferred expenses	19,103	(30,954)
Accounts payable and accrued expenses	(77,418)	(224,169)
Excise tax payable	(3,401)	3,401
Income taxes payable	(203,007)	(5,096)
Net cash used in operating activities	(741,998)	(921,200)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(155,796)
Cash withdrawn from Trust Account to pay franchise and income taxes	27,249	140,442
Cash withdrawn from Trust Account in connection with redemption	335,538	4,736,743
Net cash provided by investing activities	362,787	4,721,389

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	610,000	1,090,000
Repayment of promissory note	-	(52,877)
Redemption of common stock	(335,538)	(4,736,743)
Net cash provided by (used in) financing activities	274,462	(3,699,620)

Net Change in Cash	(104,749)	100,569
Cash – Beginning of period	116,658	16,089
Cash – End of period	$11,909	$116,658

Non-Cash Investing and Financing Activities:
Accretion for common stock to redemption amount	$7,137	$321,391
Excise tax payable attributable to redemption of common stock	$-	$47,367
Reversal of excise tax payable attributable to redemption of common stock	$194,291	$-
Conversion of promissory note – related party	$-	$600,000
Prepaid expenses and deferred expenses – unamortized part of annual service fee	$9,167	$9,167
Accounts payable for prepaid expenses and deferred expenses – unamortized part of annual service fee	$9,167	$9,167

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On November 8, 2024, the Company held an annual meeting of stockholders (the “Annual Meeting”), in which the stockholders approved Amendment No. 4 to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023. This amendment extends the deadline for completing an initial business combination to November 16, 2025. In connection with the Annual Meeting, 418,217 shares of the Company’s publicly traded common stock were tendered for redemption for a total of $4,736,743.

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

Following the suspension of trading on The Nasdaq Capital Market, the Company’s Units, shares of common stock and redeemable warrants are eligible to trade on the OTC Pink Marketplace under the symbols “MCAG”, “MCAGR” and “MCAGU ” respectively. On November 21, 2024, Nasdaq completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 with the U.S. Securities and Exchange Commission.

Notwithstanding the delisting of the Company’s securities from Nasdaq, it remains the intention of the Company to continue to pursue a business combination.

On November 4, 2025, the Company held the Annual Meeting. The stockholders approved the extension proposal to amend the Company’s amended and restated certificate of incorporation, as amended, to extend the Combination Period to November 16, 2026 provided that the Company deposits into the Trust Account an amount equal to $0.10 per outstanding Public Share for each three-month extension commencing on November 17, 2023. During the same meeting, stockholders tendered 28,981 shares of the Company’s publicly traded common stock for redemption.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. The impact of these conflicts and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

During the second quarter of 2024, the Internal Revenue Service (the “IRS”) issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their IPO prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, the Company has reversed $225,426 of liabilities relating to excise tax that was accrued in previous quarters. Of the $225,426, $194,291 was recorded to accumulated deficit where the initial excise tax in connection with the redemption of common stock was recorded and is reflected in statements of changes in stockholders’ deficit, $3,401 was recorded as a reversal of prior year interest and penalties on excise tax payable and $27,734 was recorded to general and administrative expense in the accompanying statements of operations.

On May 12, 2023, the Company’s stockholders elected to redeem 1,405,134 shares for a total of $14,591,037. On August 21, 2023, the Company’s stockholders elected to redeem 9,653 shares for a total of $101,372. On November 8, 2024, the Company’s stockholders elected to redeem 418,217 shares for a total of $4,736,743. On November 4, 2025, the Company’s stockholders tendered 28,981 shares of the Company’s publicly traded common stock for redemption for a total of $335,538. As of December 31, 2025 and 2024, the Company recorded $0 (inclusive of $0 interest and penalties for the year ended December 31, 2025) and $197,692 (inclusive of $3,401 interest and penalties for the year ended December 31, 2024), respectively, of excise tax liability calculated as 1% of the shares redeemed.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had $11,909 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s previous independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived by UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of December 31, 2025, there were no longer outstanding balance and accrued interest payable under this note in the accompanying balance sheets.

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

As of December 31, 2025 and 2024, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of December 31, 2025 and 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2025 and 2024, there was $500,000 and $390,000 outstanding amount under this August 2024 Note, respectively.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of December 31, 2025, there was no outstanding amount under this December 2025 Note with $500,000 available for withdrawal.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2025 and 2024, the Company had no cash equivalents.

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

Interest income earned on these investments is fully reinvested into the Investments held in the Trust Account and therefore considered as an adjustment to reconcile net profit/(loss) to net cash used in operating activities in the Statements of Cash Flows. Such interest income reinvested will be used to redeem all or a portion of the common stock upon the completion of Business Combination.

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

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022, May 12, 2023, August 21, 2023, November 8, 2024 and November 4, 2025, 4,965,892, 1,405,134, 9,653, 418,217 and 28,981 shares of Common Stock were tendered for redemption, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of December 31, 2025 and 2024, the Company recorded an accretion of $7,137 and $321,391, respectively, which was charged against additional paid-in capital.

Accordingly, at December 31, 2025 and 2024, 72,123 and 101,104 shares of Common Stock subject to possible redemption is presented at redemption value of $11.58 and $11.51, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At December 31, 2025 and 2024, the Common Stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2023	$5,579,231
Plus:
Accretion of carrying value to redemption value	321,391
Less
Redemptions of Common Stock	(4,736,743)
Common stock subject to possible redemption, December 31, 2024	1,163,879
Plus:
Accretion of carrying value to redemption value	7,137
Less
Redemptions of Common Stock	(335,538)
Common stock subject to possible redemption, December 31, 2025	$835,478

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (2.11%) and (13.97%) for the years ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended December 31, 2025 and 2024, due to change in valuation allowance and interest and penalties.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and 2024. Amounts accrued for interest and penalties were $26,033 and $51,813, respectively as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 3% for the redeemable Public Shares and 97% for the non-redeemable shares for the period ended December 31, 2025 and 16% for the redeemable Public Shares and 84% for the non-redeemable shares for the period ended December 31, 2024, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the Years Ended December 31,
	2025	2024
Net loss	$(431,161)	$(374,454)
Accretion of temporary equity to redemption value	(7,137)	(321,391)
Allocation of adjusted net loss including accretion of temporary equity	$(438,298)	$(695,845)

	For the Years Ended December 31,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(14,609)	$(423,690)	$(99,306)	$(596,540)
Accretion of temporary equity to redemption value	7,137	-	321,391	-
Allocation of net (loss) income	$(7,472)	$(423,690)	$222,085	$(596,540)

Denominator:
Weighted-average shares outstanding	96,578	2,800,900	458,760	2,755,818

Basic and diluted net (loss) income per share	$(0.08)	$(0.15)	$0.48	(0.22)

As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022, May 12, 2023, August 21, 2023, November 8, 2024 and November 4, 2025, 4,965,892, 1,405,134, 9,653, 418,217 and 28,981 shares of Common Stock were tendered for redemption, respectively.

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the years ended December 31, 2025 and 2024, the Company incurred and paid $120,000 in fees for these services, respectively.

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

As of December 31, 2025 and 2024, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of December 31, 2025 and 2024, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of December 31, 2025 and 2024, there was $500,000 and $390,000 outstanding amount under this August 2024 Note, respectively.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of December 31, 2025, there was no outstanding amount under this December 2025 Note with $500,000 available for withdrawal.

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

As of December 31, 2025 and 2024, there were no outstanding amounts under the Note issued on February 15, 2023.

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At December 31, 2025 and 2024, there were 2,800,900 shares of Common Stock issued and outstanding, excluding 72,123 and 101,104 of Common Stock subject to possible redemption which are presented as temporary equity, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforward	$-	$-
Startup/Organization Expenses	880,942	788,175
Total deferred tax assets	880,942	788,175
Valuation Allowance	(880,942)	(788,175)
Deferred tax assets. Net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2025	December 31, 2024
Federal
Current	$8,894	$45,896
Deferred	(92,767)	(105,136)

State
Current	-	-
Deferred	-	-

Change in valuation allowance	92,767	105,136
Income tax provision	$8,894	$45,896

As of December 31, 2025 and 2024, the Company had no U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025, the change in the valuation allowance was $92,767. For the year ended December 31, 2024, the change in the valuation allowance was $105,136.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Statutory federal income tax rate	21.0%	21.0%
True up - Federal tax 2023 and 2022	0.00%	2.95%
True up - State tax 2023, net of federal tax benefit	(0.01)%	(0.02)%
True up - Organizational/startup costs 2023 and 2022	0.00%	(2.27)%
Reversal of prior year interest and penalties	0.17%	0.00%
Interest and Penalties	(1.29)%	(3.63)%
Change in valuation allowance	(21.97)%	(32.00)%
Income tax provision	(2.11)%	(13.97)%

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

At December 31, 2025, assets held in the Trust Account were comprised of $840,639 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended December 31, 2025, the Company withdrew $27,249 of the interest earned on the Trust Account to pay income taxes and $335,538 in connection with the redemption of shares.

At December 31, 2024, assets held in the Trust Account were comprised of $1,157,312 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended December 31, 2024, the Company withdrew $140,442 of the interest earned on the Trust Account to pay franchise and income taxes and $4,736,743 in connection with the redemption of shares.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
December 31, 2025	Investments held in Trust Account - Mutual Fund	1	$840,639

December 31, 2024	Investments held in Trust Account - Mutual Fund	1	$1,157,312

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Years Ended December 31,
	2025	2024
General and administrative expenses	$471,782	$618,486
Interest earned on investments held in Trust Account	$46,114	$265,306

Pursuant to ASU 2023-07, the significant segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and general and administrative expenses. The CODM reviews interest earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other components of the segment profit or loss measure are categorized as other segment items.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.