Form 10-Q
period 2026-03-31
Mountain Crest Acquisition Corp. V
filed 2026-05-15
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 15, 2026, there were 2,873,023 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$97,101	$11,909
Prepaid expenses and deferred expenses	41,456	21,018
TOTAL CURRENT ASSETS	138,557	32,927
NONCURRENT ASSETS
Investments held in Trust Account	848,031	840,639
TOTAL ASSETS	$986,588	$873,566

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$245,394	$270,977
Income taxes payable	84,065	81,485
Excise taxes payable	-	-
Promissory note – related party	1,550,000	1,300,000
TOTAL CURRENT LIABILITIES	1,879,459	1,652,462
LONG TERM LIABILITIES
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,949,459	3,722,462

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Common stock subject to possible redemption, $0.0001 par value, 30,000,000 shares authorized, 72,123 shares issued and outstanding as of March 31, 2026 and December 31, 2025	839,190	835,478

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,800,900 issued and outstanding (excluding 72,123 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	281	281
Additional paid-in capital	2,214,572	2,218,284
Accumulated deficit	(6,016,914)	(5,902,939)
TOTAL STOCKHOLDERS’ DEFICIT	(3,802,061)	(3,684,374)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$986,588	$873,566

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$120,046	$191,225
Loss from operations	(120,046)	(191,225)

Other income:
Interest earned on investments held in Trust Account	7,392	12,119
Total other income	7,392	12,119

Loss before provision for income taxes	(112,654)	(179,106)
Provision for income taxes	(1,321)	(2,272)
Net loss	$(113,975)	$(181,378)

Weighted average shares outstanding of redeemable common stock	72,123	101,104
Basic and diluted income (loss) per share, redeemable common stock	$0.01	$(0.04)

Weighted average shares outstanding of non-redeemable common stock	2,800,900	2,800,900
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	2,800,900	$281	$2,218,284	$(5,902,939)	$(3,684,374)

Accretion for common stock to redemption amount	-	-	(3,712)	-	(3,712)

Net loss	-	-	-	(113,975)	(113,975)

Balance – March 31, 2026	2,800,900	$281	$2,214,572	$(6,016,914)	$(3,802,061)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,800,900	$281	$2,225,421	$(5,666,069)	$(3,440,367)

Accretion for common stock subject to redemption amount	-	-	(2,792)	-	(2,792)

Net loss	-	-	-	(181,378)	(181,378)

Balance – March 31, 2025	2,800,900	$281	$2,222,629	$(5,847,447)	$(3,624,537)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(113,975)	$(181,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(7,392)	(12,119)
Changes in operating assets and liabilities:
Prepaid expenses and deferred expenses	(20,438)	32,191
Accounts payable and accrued expenses	(25,583)	59,462
Excise tax payable	-	5,102
Income taxes payable	2,580	8,027
Net cash used in operating activities	(164,808)	(88,715)

Cash Flows from Investing Activities:
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	250,000	-
Net cash provided by financing activities	250,000	-

Net Change in Cash	85,192	(88,715)
Cash – Beginning of period	11,909	116,658
Cash – End of period	$97,101	$27,943

Non-Cash Investing and Financing Activities:
Accretion for common stock to redemption amount	$3,712	$2,792
Prepaid expenses and deferred expenses – unamortized part of annual service fee	$6,667	$6,667
Accounts payable for prepaid expenses and deferred expenses – unamortized part of annual service fee	$6,667	$6,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. The impact of these conflicts and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The significant provisions of OBBBA include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of OBBBA but it is not expected to have a material impact on the Company’s unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $97,101 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

MARCH 31, 2026

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s previous independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived by UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of March 31, 2026, there were no longer outstanding balance and accrued interest payable under this note in the accompanying condensed balance sheets.

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

MARCH 31, 2026

(Unaudited)

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (See Note 6).

As of March 31, 2026 and December 31, 2025, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding amount under this August 2024 Note.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $250,000 and $0 outstanding amount, respectively, under this December 2025 Note with $250,000 available for withdrawal.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 16, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of March 31, 2026 and December 31, 2025, the Company recorded an accretion of $3,712 and $7,137, respectively, which was charged against additional paid-in capital.

Accordingly, at March 31, 2026 and December 31, 2025, 72,123 shares of Common Stock subject to possible redemption is presented at redemption value of $11.64 and $11.58, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

At March 31, 2026 and December 31, 2025, the Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2024	$1,163,879
Plus:
Accretion of carrying value to redemption value	7,137
Less
Redemptions of Common Stock	(335,538)
Common stock subject to possible redemption, December 31, 2025	835,478
Plus:
Accretion of carrying value to redemption value	3,712
Common stock subject to possible redemption, March 31, 2026	$839,190

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (1.17%) and (1.27%) for the period ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended March 31, 2026 and 2025, due to change in valuation allowance and interest and penalties.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. Amounts accrued for interest and penalties were $1,259 and $26,033, respectively as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 3% for the redeemable Public Shares and 97% for the non-redeemable shares for the period ended March 31, 2026 and 3% for the redeemable Public Shares and 97% for the non-redeemable shares for period ended March 31, 2025, reflective of the respective participation rights.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The earnings per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(113,975)	$(181,378)
Accretion of temporary equity to redemption value	(3,712)	(2,792)
Allocation of adjusted net loss including accretion of temporary equity	$(117,687)	$(184,170)

	For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(2,954)	$(114,733)	$(6,416)	$(177,754)
Accretion of temporary equity to redemption value	3,712	-	2,792	-
Allocation of net income (loss)	$758	$(114,733)	$(3,624)	$(177,754)

Denominator:
Weighted-average shares outstanding	72,123	2,800,900	101,104	2,800,900

Basic and diluted net income (loss) per share	$0.01	$(0.04)	$(0.04)	$(0.06)

As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and for all other entities after December 15, 2025. Early adoption is permitted. The Company’s management is currently assessing the effect that adoption of this guidance will have on its unaudited condensed financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses (ASU 2025-01). The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company’s management is currently assessing the effect that adoption of this guidance will have on its unaudited condensed financial statements and disclosures.

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

MARCH 31, 2026

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $30,000 in fees for these services, respectively.

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

MARCH 31, 2026

(Unaudited)

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (See Note 6).

As of March 31, 2026 and December 31, 2025, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding amount under this August 2024 Note.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $250,000 and $0 outstanding amount, respectively, under this December 2025 Note with $250,000 available for withdrawal.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026 and December 31, 2025, there were no outstanding amounts under the Note issued on February 15, 2023.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At March 31, 2026 and December 31, 2025, there were 2,800,900 shares of Common Stock issued and outstanding, excluding 72,123 of Common Stock subject to possible redemption which are presented as temporary equity.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

At March 31, 2026, assets held in the Trust Account were comprised of $848,031 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended March 31, 2026, the Company did not withdraw any of the interest earned on the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $840,639 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended December 31, 2025, the Company withdrew $27,249 of the interest earned on the Trust Account to pay income taxes and $335,538 in connection with the redemption of shares.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
March 31, 2026	Investments held in Trust Account - Mutual Fund	1	$848,031

December 31, 2025	Investments held in Trust Account - Mutual Fund	1	$840,639

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$120,046	$191,225
Interest earned on investments held in Trust Account	$7,392	$12,119

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to May 15, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mountain Crest Acquisition Corp. V. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mountain Crest Global Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding amount under this August 2024 Note.

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

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $250,000 and $0 outstanding amount, respectively, under this December 2025 Note with $250,000 available for withdrawal.

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their IPO prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, the Company has reversed $225,426 of liabilities relating to excise tax that was accrued in previous quarters. Of the $225,426, $194,291 was recorded back to accumulated deficit where the initial excise tax in connection with the redemption of common stock was recorded and is reflected in statements of changes in stockholders’ deficit, $3,401 was recorded to reversal of prior year interest and penalties on excise tax liability and $27,734 was recorded to general and administrative expense in the accompanying unaudited condensed statements of operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $113,975, which consists of operating costs of $120,046, provision for income taxes of $1,321, offset by interest income on investments held in the Trust Account of $7,392.

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

For the three months ended March 31, 2026, cash used in operating activities was $164,808. Net loss of $113,975 was affected by interest earned on investments held in the Trust Account of $7,392. Changes in operating assets and liabilities used $43,441 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $88,715. Net loss of $181,378 was affected by interest earned on investments held in the Trust Account of $12,119. Changes in operating assets and liabilities used $104,782 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $848,031 (including $86,765 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2026, we have not withdrawn any of the interest earned on the Trust Account.

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

As of March 31, 2026, we had cash of $97,101 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. Ins the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s previous independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of March 31, 2026 and December 31, 2025, there was no longer outstanding and accrued interest payable under this note in the accompanying condensed balance sheets.

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

As of March 31, 2026 and December 31, 2025, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding amount under this August 2024 Note.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of March 31, 2026 and December 31, 2025, there was $250,000 and $0 outstanding amount, respectively, under this December 2025 Note with $250,000 available for withdrawal.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

Critical Accounting Estimates

Use of Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we have not identified any critical accounting estimates.

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

Net Loss per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the public redeemable shares and non-redeemable shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, we split the amount to be allocated using a ratio of 3% for the Public Shares and 97% for the non-redeemable shares for the period ended March 31, 2026 and 3% for the Public Shares and 97% for the non-redeemable shares for the period ended March 31, 2025, reflective of the respective participation rights.

As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and for all other entities after December 15, 2025. Early adoption is permitted. The Company’s management is currently assessing the effect that adoption of this guidance will have on its unaudited condensed financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses (ASU 2025-01). The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company’s management is currently assessing the effect that adoption of this guidance will have on its unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act) were not effective.

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

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 16, 2026. As of the date of the Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

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

MOUNTAIN CREST ACQUISITION CORP. V

Date: May 15, 2026	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)