Form 10-Q
period 2026-06-30
Mountain Crest Acquisition Corp. V
filed 2026-08-14
CIK 1859035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 2,873,023 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share, issued and outstanding.

MOUNTAIN CREST ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$18,299	$11,909
Prepaid expenses and deferred expenses	16,016	21,018
TOTAL CURRENT ASSETS	34,315	32,927
NONCURRENT ASSETS
Investments held in Trust Account	855,537	840,639
TOTAL ASSETS	$889,852	$873,566

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$149,641	$270,977
Income taxes payable	77,904	81,485
Excise taxes payable	-	-
Promissory note – related party	1,550,000	1,300,000
TOTAL CURRENT LIABILITIES	1,777,545	1,652,462
LONG TERM LIABILITIES
Deferred underwriting fee payable	2,070,000	2,070,000
TOTAL LIABILITIES	3,847,545	3,722,462

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Common stock subject to possible redemption, $0.0001 par value, 30,000,000 shares authorized, 72,123 shares issued and outstanding as of June 30, 2026 and December 31, 2025	842,656	835,478

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 2,800,900 issued and outstanding (excluding 72,123 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	281	281
Additional paid-in capital	2,211,106	2,218,284
Accumulated deficit	(6,011,736)	(5,902,939)
TOTAL STOCKHOLDERS’ DEFICIT	(3,800,349)	(3,684,374)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$889,852	$873,566

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$100,890	$120,471	$220,936	$311,696
Loss from operations	(100,890)	(120,471)	(220,936)	(311,696)

Other income:
Gain on extinguishment of liabilities	100,000	-	100,000	-
Interest earned on investments held in Trust Account	7,506	12,192	14,898	24,311
Total other income, net	107,506	12,192	114,898	24,311

Income (loss) before provision for income taxes	6,616	(108,279)	(106,038)	(287,385)
Provision for income taxes	(1,438)	(2,295)	(2,759)	(4,567)
Net income (loss)	$5,178	$(110,574)	$(108,797)	$(291,952)

Weighted average shares outstanding of redeemable common stock	72,123	101,104	72,123	101,104
Basic and diluted income (loss) per share, redeemable common stock	$0.05	$(0.04)	$0.06	$(0.08)

Weighted average shares outstanding of non-redeemable common stock	2,800,900	2,800,900	2,800,900	2,800,900
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.00	$(0.04)	$(0.04)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	2,800,900	$281	$2,218,284	$(5,902,939)	$(3,684,374)

Accretion for common stock to redemption amount	-	-	(3,712)	-	(3,712)

Net loss	-	-	-	(113,975)	(113,975)

Balance – March 31, 2026	2,800,900	281	2,214,572	(6,016,914)	(3,802,061)

Accretion for common stock to redemption amount	-	-	(3,466)	-	(3,466)

Net income	-	-	-	5,178	5,178

Balance – June 30, 2026	2,800,900	$281	$2,211,106	$(6,011,736)	$(3,800,349)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,800,900	$281	$2,225,421	$(5,666,069)	$(3,440,367)

Accretion for common stock to redemption amount	-	-	(2,792)	-	(2,792)

Net loss	-	-	-	(181,378)	(181,378)

Balance – March 31, 2025	2,800,900	281	2,222,629	(5,847,447)	(3,624,537)

Accretion for common stock to redemption amount	-	-	-	319	319

Net loss	-	-	-	(110,574)	(110,574)

Balance – June 30, 2025	2,800,900	$281	$2,222,629	$(5,957,702)	$(3,734,792)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(108,797)	$(291,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(14,898)	(24,311)
Gain on extinguishment of liabilities	(100,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and deferred expenses	5,002	(22,799)
Accounts payable and accrued expenses	(21,336)	42,419
Excise tax payable	-	14,765
Income taxes payable	(3,581)	(39,459)
Net cash used in operating activities	(243,610)	(321,337)

Cash Flows from Investing Activities:
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	250,000	230,000
Net cash provided by financing activities	250,000	230,000

Net Change in Cash	6,390	(91,337)
Cash – Beginning of period	11,909	116,658
Cash – End of period	$18,299	$25,321

Non-Cash Investing and Financing Activities:
Accretion for common stock to redemption amount	$7,178	$2,473
Prepaid expenses and deferred expenses – unamortized part of annual service fee	$4,167	$4,167
Accounts payable for prepaid expenses and deferred expenses – unamortized part of annual service fee	$4,167	$4,167

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

In connection with the stockholders’ vote at the annual meeting of stockholders held by the Company on August 21, 2023, 9,653 shares were tendered for redemption for a total of $101,372.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Liquidity and Capital Resources

As of June 30, 2026, the Company had $18,299 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

JUNE 30, 2026

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s previous independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of one hundred eight thousand one dollars and ninety cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived by UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of June 30, 2026, there were no longer outstanding balance and accrued interest payable under this note in the accompanying condensed balance sheets.

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

JUNE 30, 2026

(Unaudited)

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (See Note 6).

As of June 30, 2026 and December 31, 2025, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding amount under this August 2024 Note.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $250,000 and $0 outstanding amount, respectively, under this December 2025 Note with $250,000 available for withdrawal.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 16, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of June 30, 2026 and December 31, 2025, the Company recorded an accretion of $7,178 and $7,137, respectively, which was charged against additional paid-in capital.

Accordingly, at June 30, 2026 and December 31, 2025, 72,123 shares of Common Stock subject to possible redemption is presented at redemption value of $11.68 and $11.58, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

At June 30, 2026 and December 31, 2025, the Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption, December 31, 2024	$1,163,879
Plus:
Accretion of carrying value to redemption value	7,137
Less
Redemptions of Common Stock	(335,538)
Common stock subject to possible redemption, December 31, 2025	835,478
Plus:
Accretion of carrying value to redemption value	3,712
Common stock subject to possible redemption, March 31, 2026	839,190
Plus:
Accretion of carrying value to redemption value	3,466
Common stock subject to possible redemption, June 30, 2026	$842,656

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 21.74% and (2.12%) for the three months ended June 30, 2026 and 2025, respectively, and (2.60%) and (1.59%) for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended June 30, 2026 and 2025, due to change in valuation allowance and interest and penalties.

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

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025. Amounts accrued for interest and penalties were $2,961 and $26,033, respectively as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 3% for the redeemable Public Shares and 97% for the non-redeemable shares for the period ended June 30, 2026 and 3% for the redeemable Public Shares and 97% for the non-redeemable shares for period ended June 30, 2025, reflective of the respective participation rights.

The earnings per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$5,178	$(110,574)	$(108,797)	$(291,952)
(Accretion) decay of temporary equity to redemption value	(3,466)	319	(7,178)	(2,473)
Allocation of adjusted net income (loss) including accretion of temporary equity	$1,712	$(110,255)	$(115,975)	$(294,425)

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$43	$1,669	$(3,841)	$(106,414)	$(2,911)	$(113,064)	$(10,258)	$(284,168)
Accretion of temporary equity to redemption value	3,466	-	(319)	-	7,178	-	2,473	-
Allocation of net income (loss)	$3,509	$1,669	$(4,160)	$(106,414)	$4,267	$(113,064)	$(7,785)	$(284,168)

Denominator:
Weighted-average shares outstanding	72,123	2,800,900	101,104	2,800,900	72,123	2,800,900	101,104	2,800,900

Basic and diluted net income (loss) per share	$0.05	$0.00	$(0.04)	$(0.04)	$0.06	$(0.04)	$(0.08)	$(0.10)

As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Administrative Support Agreement

The Company agreed, commencing on November 12, 2021, to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three and six months ended June 30, 2026 and 2025, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

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

JUNE 30, 2026

(Unaudited)

On April 19, 2024, as approved by the Company’s audit committee, the Company entered into a note conversion agreement (the “Note Conversion Agreement”) with the Sponsor, to convert the Principal Amount due under the Notes into 150,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (See Note 6).

As of June 30, 2026 and December 31, 2025, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding amount under this August 2024 Note.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $250,000 and $0 outstanding amount, respectively, under this December 2025 Note with $250,000 available for withdrawal.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026 and December 31, 2025, there were no outstanding amounts under the Note issued on February 15, 2023.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

JUNE 30, 2026

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

As a result of the underwriters’ election to fully exercise their over-allotment option on November 18, 2021, no Insider Shares are currently subject to forfeiture. At June 30, 2026 and December 31, 2025, there were 2,800,900 shares of Common Stock issued and outstanding, excluding 72,123 of Common Stock subject to possible redemption which are presented as temporary equity.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

At June 30, 2026, assets held in the Trust Account were comprised of $855,537 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended June 30, 2026, the Company did not withdraw any of the interest earned on the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $840,639 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended December 31, 2025, the Company withdrew $27,249 of the interest earned on the Trust Account to pay income taxes and $335,538 in connection with the redemption of shares.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2026	Investments held in Trust Account - Mutual Fund	1	$855,537

December 31, 2025	Investments held in Trust Account - Mutual Fund	1	$840,639

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$100,890	$120,471	$220,936	$311,696
Interest earned on investments held in Trust Account	$7,506	$12,192	$14,898	$24,311

Pursuant to ASU 2023-07, the significant segment profit or loss measures reviewed by our CODM are interest earned on investments held in Trust Account and general and administrative expenses. The CODM reviews interest earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other components of the segment profit or loss are categorized as other segment items.

MOUNTAIN CREST ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 10. GAIN ON EXTINGUISHMENT OF LIABILITIES

During the six months ended June 30, 2026, a third-party service provider formally waived $100,000 of outstanding accounts payable owed by the Company. Having been unconditionally relieved of the obligation, the Company derecognized the liability and recorded a corresponding gain on extinguishment within other income in the unaudited condensed statements of operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to August 14, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding amount under this August 2024 Note.

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

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $250,000 and $0 outstanding amount, respectively, under this December 2025 Note with $250,000 available for withdrawal.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 8, 2021 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $5,178, which consists of operating costs of $100,890, provision for income taxes of $1,438, offset by interest income on investments held in the Trust Account of $7,506, and gain on extinguishment of liability of $100,000.

For the three months ended June 30, 2025, we had a net loss of $110,574, which consists of operating costs of $120,471, provision for income taxes of $2,295, offset by interest income on investment held in the Trust Account of $12,192.

For the six months ended June 30, 2026, we had a net loss of $108,797, which consists of operating costs of $220,936, provision for income taxes of $2,759, offset by interest income on investments held in the Trust Account of $14,898, and gain on extinguishment of liability of $100,000.

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

For the six months ended June 30, 2026, cash used in operating activities was $243,610. Net loss of $108,797 was affected by interest earned on investments held in the Trust Account of $14,898 and gain on extinguishment of liability of $100,000. Changes in operating assets and liabilities used $19,915 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $321,337. Net loss of $291,952 was affected by interest earned on investments held in the Trust Account of $24,311. Changes in operating assets and liabilities used $5,074 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $855,537 (including $94,271 of interest income, net of withdrawals) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2026, we have not withdrawn any of the interest earned on the Trust Account.

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

As of June 30, 2026, we had cash of $18,299 held outside the Trust Account for general working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

On March 31, 2023, the Company and UHY Advisors/UHY LLP, the Company’s previous independent registered public accounting firm, entered into an unsecured promissory note for services rendered and unpaid in the principal sum of One Hundred Eight Thousand One Dollars and Ninety Cents ($108,001), plus interest applied monthly on any un-paid balance at the rate of eight (8%) percent per year until such sum is fully paid. On August 21, 2023, the Company and UHY Advisors/UHY LLP extended the due date of promissory note to October 31, 2023. If $102,877 is paid in full on this promissory note no later than October 31, 2023, all accrued finance charges on this promissory note will be forgiven. The promissory note is payable by the Company in advance without penalty. $5,125 of the balance was waived as agreed with UHY LLP. On November 6, 2023, the Company and UHY Advisors/UHY LLP further amended the promissory note by reducing the unpaid principal sum to $58,001 and extending the due date of the promissory note to January 31, 2024. On May 22, 2024, UHY Advisors/UHY LLP has agreed to extinguish a total of $179,035 of liabilities to UHY Advisors/UHY LLP and all interest accrued of $6,989 for a settlement amount of $160,000. As of June 30, 2026 and December 31, 2025, there was no longer outstanding and accrued interest payable under this note in the accompanying condensed balance sheets.

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

As of June 30, 2026 and December 31, 2025, there were no longer outstanding amounts under the Notes.

On April 30, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “April 2024 Note”) to the Sponsor. Pursuant to the April 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2024 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $300,000 outstanding amounts under this April 2024 Note.

On August 14, 2024, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “August 2024 Note”) to the Sponsor. Pursuant to the August 2024 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the August 2024 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The August 2024 Note does not bear interest. In the event that the Company does not consummate a business combination, the August 2024 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding amount under this August 2024 Note.

On April 25, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “April 2025 Note”) to the Company’s sponsor. Pursuant to the April 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the April 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The April 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the April 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the April 2025 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $500,000 outstanding amount under this April 2025 Note.

On December 11, 2025, the Company issued an unsecured promissory note in the aggregate principal amount up to $500,000 (the “December 2025 Note”) to the Company’s sponsor. Pursuant to the December 2025 Note, the Sponsor agreed to loan to the Company an aggregate amount up to $500,000 that may be drawn down by the Company from time to time by written notice to the Sponsor. The aggregate amount advanced under the December 2025 Note is due payable by the Company on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The December 2025 Note does not bear interest. In the event that the Company does not consummate a business combination, the December 2025 Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December 2025 Note will be used by the Company for working capital purposes. As of June 30, 2026 and December 31, 2025, there was $250,000 and $0 outstanding amount, respectively, under this December 2025 Note with $250,000 available for withdrawal.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor, affiliates, or advisors a total of up to $10,000 per month for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statement of operations includes a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to our public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 3% for the Public Shares and 97% for the non-redeemable shares for the period ended June 30, 2026 and 3% for the Public Shares and 97% for the non-redeemable shares for the period ended June 30, 2025, reflective of the respective participation rights.

As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Suying Liu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In connection with the stockholders’ vote at the special meetings of stockholders held by the Company on December 20, 2022, May 12, 2023, August 21, 2023, November 8, 2024 and November 4, 2025, 4,965,892, 1,405,134, 9,653, 418,217 and 28,981 shares of Common Stock were tendered for redemption, respectively.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. V

Date: August 14, 2026	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)